Form 10-Q
period 2000-03-31
ORATEC INTERVENTIONS INC
filed 2000-05-15
CIK 1037165

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                        Commission file number 000-26745

================================================================================

                          ORATEC INTERVENTIONS, INC.
            (Exact name of registrant as specified in its charter)


                   Delaware                                        94-3180773
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
               or organization)

                               3700 Haven Court
                         Menlo Park, California  94025
         (Address of principal executive offices, including zip code)

                                 650-369-9904
             (Registrant's telephone number, including area code)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]


     As of April 30, 2000, there were 22,011,005 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                                           Page
                                                                                           ----
PART I.   FINANCIAL INFORMATION
       Item 1.       Financial Statements (unaudited).
                            Condensed Balance Sheets -  March 31, 2000 and                  3
                                  December 31, 1999
                            Condensed Statements of Operations -  Three months              4
                                  ended March 31, 2000 and 1999
                            Condensed Statements of Cash Flows - Three months               5
                                  ended March 31, 2000 and 1999
                            Notes to Condensed Financial Statements                         6
       Item 2.       Management's Discussion and  Analysis of Financial Condition and       9
                     Results of Operations.
       Item 3.       Quantitative and Qualitative Disclosures About Market  Risk.          20

PART II.  OTHER INFORMATION

       Item 1.       Legal Proceedings.                                                    20
       Item 2.       Changes in Securities and Use of Proceeds.                            20
       Item 3.       Defaults Upon Senior Securities.                                      21
       Item 4.       Submission of Matters to a Vote of Security  Holders.                 21
       Item 5.       Other Information.                                                    22
       Item 6.       Exhibits and Reports on Form 8-K.                                     22

SIGNATURES                                                                                 23

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

                           ORATEC INTERVENTIONS, INC.

                            CONDENSED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                                          March 31,         December 31,
                                                                                            2000                1999
                                                                                           ------               -----
                                                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents.........................................................         $  4,627          $  5,943
  Short term investments............................................................               --             2,931
  Accounts receivable, net..........................................................            7,718             6,306
  Inventories.......................................................................            3,538             3,248
  Prepaid expenses and other current assets.........................................            1,320             1,004
                                                                                             --------          --------
     Total current assets...........................................................           17,203            19,432
Property and equipment, net.........................................................            6,893             4,409
                                                                                             --------          --------
                                                                                             $ 24,096          $ 23,841
                                                                                             ========          ========
Liabilities and stockholders' equity
Current liabilities:
  Bank borrowings...................................................................         $  3,427          $  3,427
  Accounts payable..................................................................            2,149             1,735
  Accrued compensation and benefits.................................................            2,464             2,953
  Other accrued liabilities.........................................................            1,955             1,817
  Current portion of notes payable..................................................            1,705             1,705
  Current portion of equipment financing obligations................................            1,815             1,425
                                                                                             --------          --------
     Total current liabilities......................................................           13,515            13,062
Long term notes payable.............................................................            1,794             2,295
Long term equipment financing obligations...........................................            1,349             2,053
Commitments
Redeemable convertible preferred stock, $0.001 par value, 12,400,000 shares authorized, 12,079,948 shares issued and outstanding at March 31, 2000 and
December 31, 1999...................................................................           35,816            35,816
Common stock, $0.001 par value, 19,900,000 shares authorized, 4,932,774 shares and
4,411,201 shares issued and outstanding at March 31, 2000 and December 31, 1999,
respectively........................................................................                5                 4
Additional paid-in capital..........................................................            2,407             1,625
Deferred stock compensation.........................................................             (297)             (320)
Receivable from stockholder.........................................................              (14)               (9)
Accumulated deficit.................................................................          (30,479)          (30,685)
                                                                                             ---------         ---------
                                                                                             $ 24,096          $ 23,841
                                                                                             =========          ========

                            See accompanying notes.

                           ORATEC INTERVENTIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                (In thousands, except per share data, unaudited)

                                                                                                    Three months ended
                                                                                                       March 31,
                                                                                                    2000           1999
                                                                                                    ----           ----
Sales  ...................................................................................        $ 12,663        $ 5,196
Cost of sales  ...........................................................................           3,646          2,828
                                                                                                  --------        -------

Gross profit  ............................................................................           9,017          2,368
Operating expenses:
  Research and development  ..............................................................           1,318          1,044
  Sales and marketing  ...................................................................           6,035          3,254
  General and administrative  ............................................................           1,035            997
  Stock compensation (1)..................................................................             259             --
                                                                                                  --------        -------

Total operating expenses  ................................................................           8,647          5,295
                                                                                                  --------        -------

Income (loss) from operations  ...........................................................             370         (2,927)

Interest and other income  ...............................................................             168            166
Interest and other expense  ..............................................................            (321)          (272)
                                                                                                  --------        -------

Income (loss) before income taxes.........................................................             217         (3,033)

Provision for income taxes................................................................              11             --
                                                                                                  --------        -------

Net income (loss)  .......................................................................        $    206        $(3,033)
                                                                                                  ========        =======

Basic net income (loss) per share  .......................................................        $   0.05        $ (0.75)
                                                                                                  ========        =======
Diluted net income (loss) per share  .....................................................        $   0.01        $ (0.75)
                                                                                                  ========        =======
Pro forma diluted net income (loss) per share  ...........................................        $   0.01        $ (0.19)
                                                                                                  ========        =======

Shares used in computing basic net income (loss) per share  ..............................           4,555          4,064
Shares used in computing diluted net income (loss) per share  ............................          18,873          4,064
Shares used in computing pro forma diluted net income (loss) per share  ..................          18,873         16,122

(1) Stock compensation expense relates to research and development expenses.



                            See accompanying notes.

                           ORATEC INTERVENTIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                           (In thousands, unaudited)

                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                                    2000            1999
                                                                                                    ----            ----
Operating activities
Net income (loss)  ........................................................................       $   206          $(3,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization  ..........................................................           861              912
  Stock compensation expense  .............................................................           259               --
  Issuance of equity for non-cash benefits  ...............................................            --               25
  Changes in operating assets and liabilities:
     Accounts receivable  .................................................................        (1,412)            (728)
     Inventories  .........................................................................          (290)            (287)
     Prepaid expenses and other current assets  ...........................................          (316)            (382)
     Accounts payable  ....................................................................           414               89
     Accrued compensation and benefits  ...................................................          (489)            (213)
     Other accrued liabilities  ...........................................................           138              594
                                                                                                  -------          -------
Net cash used in operating activities  ....................................................          (629)          (3,023)
                                                                                                  -------          -------
Investing activities
Purchases of short term investments  ......................................................            --           (1,662)
Maturities of short term investments  .....................................................         2,931            1,534
Capital expenditures  .....................................................................        (3,345)            (705)
                                                                                                  -------          -------
Net cash used in investing activities  ....................................................          (414)            (833)
                                                                                                  -------          -------
Financing activities
Proceeds from issuance of common stock  ...................................................           542               92
Proceeds from bank borrowings  ............................................................            --            4,000
Repayment of notes payable  ...............................................................          (501)              --
Repayment of equipment financing obligations  .............................................          (314)            (104)
                                                                                                  -------          -------
Net cash provided by (used in) financing activities  ......................................          (273)           3,988
                                                                                                  -------          -------
Net increase (decrease) in cash and cash equivalents  .....................................        (1,316)             132
Cash and cash equivalents at beginning of period  .........................................         5,943           11,583
                                                                                                  -------          -------
Cash and cash equivalents at end of period  ...............................................       $ 4,627          $11,715
                                                                                                  =======          =======

                            See accompanying notes.

                           ORATEC INTERVENTIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1. Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ORATEC Interventions, Inc. for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These condensed consolidated financial statements should be read in conjunction with financial statements for the years ended December 31, 1998 and 1999 contained in our Registration Statement on Form S-1 (No. 333-95815). The balance sheet at December 31, 1999 was derived from audited financial statements; however, the financial statements in this report are condensed and do not include all disclosures required by generally accepted accounting principles.

2. Computation of Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted-average number of shares of stock outstanding. Diluted net income (loss) per common share is computed using the weighted average number of common shares, redeemable convertible preferred shares (on an as-if-converted basis) and common equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method and consist of shares outstanding related to stock options and warrants. Common stock equivalents and redeemable convertible preferred stock are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. Redeemable convertible preferred shares have been treated as converted from the date of issuance in the pro forma calculations of net income (loss) per share.

The following is a reconciliation of the computation for basic, diluted and pro forma diluted net income (loss) per share (in thousands, except per share data):


                                                          Three months ended
                                                                March 31,
                                                      ------------------------
                                                          2000        1999
                                                        -------     --------
Net income (loss)                                          $206     $(3,033)
Shares used in the calculation:                         =======     ========
Weighted-average common shares outstanding
 used to compute basic net increase (loss)
 per share............................................    4,555       4,064
Weighted-average effect of dilutive
securities:
 Options..............................................    2,090          --
 Warrants.............................................      148          --
 Redeemable convertible preferred shares..............   12,080          --
                                                        -------     -------
Weighted-average shares used to compute
   diluted net income (loss) per share................   18,873       4,064

Pro forma adjustment to reflect weighted-
average effect of assumed conversion of
redeemable convertible preferred shares................       --    12,058
                                                         -------   -------
Weighted-average shares used to compute pro
forma diluted net income (loss) per share..............   18,873    16,122
                                                         =======   =======

Net income (loss) per share:
Basic..................................................  $  0.05   $ (0.75)
                                                         =======   =======
Diluted................................................  $  0.01   $ (0.75)
                                                         =======   =======
Pro forma diluted......................................  $  0.01   $ (0.19)
                                                         =======   =======

The Company issued 4,600,000 shares of common stock at the close of its initial public offering on April 10th, 2000. See Note 7 - Subsequent Event.

3. Comprehensive Income (Loss):

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. For the three month periods ended March 31, 2000 and March 31, 1999, reported net income
(loss) approximated comprehensive net income (loss).

4. Balance Sheet Detail (in thousands):

                                     March 31,   December 31,
                                       2000         1999
                                     ---------   -----------
Inventory:
 Raw materials......................    $1,328         $1,087
 Work-in-process....................       318            284
 Finished goods.....................     1,218            790
 Generators held for sale...........       674          1,087
                                        ------         ------
Total...............................    $3,538         $3,248
                                        ======         ======
Other accrued liabilities:
 Accrued professional fees..........    $  593         $  581
 Dealer commissions.................       361            299
 Clinical and development costs.....       268            189
 Other..............................       733            748
                                        ------         ------
Total...............................    $1,955         $1,817
                                        ======         ======

5)   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. ORATEC is required to adopt SAB 101 in the second quarter of fiscal 2000. ORATEC is currently evaluating the effect of SAB 101 on its operations and financial position.


6)   Segment Information

     ORATEC's spine and arthroscopy product sales are as follows (in thousands):

                                    Three Months Ended
                                         March 31,
                                   ---------------------
                                    2000          1999
                                   -------       -------
Spine...........................   $ 6,760       $1,697
Arthroscopy.....................     5,903        3,499
                                   -------       ------
                                   $12,663       $5,196
                                   =======       ======


7)  Subsequent Event

     On April 10, 2000, ORATEC completed an initial public offering, selling 4,600,000 shares of common stock at $14.00 per share. This offering provided approximately $59.1 million in net proceeds to fund future operations, repayment of debt and strategic growth. At the close of this offering, all of the Company's 12.1 million shares of redeemable convertible preferred stock converted into common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.


Overview

  ORATEC Interventions develops and markets innovative medical devices that use controlled thermal energy to treat spine and joint disorders. From inception in 1993 until February 1997, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In December 1995 we gained FDA 510(k) clearance for our first product, our TAC probe for the treatment of joint disorders. In March 1997, after 18 months of funding scientific and clinical studies, we formally launched this product at the American Academy of Orthopedic Surgeons convention. We received FDA 510(k) clearance for our SpineCATH product in March 1998 and formally launched this product at the North American Spine Society, or NASS, conference in October 1998. In November 1999, we introduced the new Vulcan ElectroThermal Arthroscopy System.

  All of our revenues are generated from sales of our spine and arthroscopy products. For the three months ended March 31, 2000, 92% of our total sales was derived from our disposable spine catheters and arthroscopy probes and 8% was derived from sales of generators and accessories. During the three months ended March 31, 2000, our results of operations produced a profit for the first time of $206,000. This profitability is primarily attributable to increased sales of our spine and arthroscopy products. At March 31, 2000 we had an accumulated deficit of $30.5 million.


  In the three months ended March 31, 2000, only 2% of our sales was derived from markets outside the U.S., and we do not expect international sales to increase significantly in the near future. In international markets, we expect to rely exclusively on third-party distributors. Our gross margins on sales through international third-party distributors were less than our gross margins on U.S. sales as a result of price discounts. We have limited or no control over the sales efforts of these third-party distributors.

  We recognize revenue upon shipment of products to customers or, in some instances, when inventory provided to customers by our employees and sales agencies has been used at their facilities as evidenced by receipt of a purchase order. Our return policy allows customers to return unopened products up to 90 days after a sale. To date, returns have been insignificant. As is common in the arthroscopy market, we have retained title to the majority of arthroscopy generators, which we have placed with customers for their use with our disposable arthroscopy probes. In connection with the market launch of our spine products, we have been placing spine generators with customers for a demonstration period, after which we convert these placements to sales.

  Our early product sales have mainly been to a group of early adopting physicians who are receptive to minimally invasive techniques. As we gain market share, our opportunity for further market penetration may slow and require additional sales efforts, longer term supporting clinical data, greater reimbursement acceptance by payors, and further training, in order to convince physicians who currently favor open surgery or other treatment alternatives to switch to our minimally invasive procedures.

  The medical device market is litigious. Although we are involved in a few product liability actions, we do not believe that any of these are material to our business or financial condition. In addition, we may become subject to patent proceedings. The costs of such lawsuits may be material and could affect our earnings and financial position. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties, which could harm our results of operations.

  Our future growth depends on expanding our current markets and finding new high growth markets in which we can leverage our core technologies of applying thermal energy to treat soft tissue disorders. To the extent any current or additional markets do not materialize in accordance with our expectations, our sales could be lower than expected.

Results of Operations

 Sales

  Sales increased 144% to $12.7 million for the three months ended March 31, 2000 from $5.2 million for the three months ended March 31, 1999. The sales increase was led by continued market adoption of our SpineCATH IntraDiscal Electrothermal Therapy (IDET) system, for which sales have increased from $1.7 million to $6.8 million, or 298%, between the first quarter of 1999 and the first quarter of 2000. Our arthroscopy business increased from $3.5 million to $5.9 million, or 69%, between the first quarter of 1999 and the first quarter of 2000, as the introduction of our Vulcan arthroscopy system led to greater account penetration and probe utilization rates. The increased sales in both product lines is attributable to increased numbers of physicians trained in the use of our products, the increasing effectiveness of our spine and arthroscopy sales forces and the numbers of generators placed in hospitals and clinics.


 Cost of sales

     Cost of sales increased to $3.6 million for the three months ended March 31, 2000, a 29% increase from $2.8 million for the three months ended March 31, 1999. The increase in overall cost of goods sold between the first quarter of 1999 and the first quarter of 2000 was driven by higher unit shipments, the costs of increased manufacturing capacity and depreciation on higher numbers of generators. Cost of sales consists of material, labor and overhead costs, as well as depreciation on generators placed with customers for their use with our disposable products.

 Gross profit

     Gross profit increased to $9.0 million, or 71% of sales, for the three months ended March 31, 2000 from $2.4 million, or 46% of sales, for the three months ended March 31, 1999. The increase in overall gross profit is attributable to sales growing at a faster pace than manufacturing and depreciation costs and overall increases in manufacturing efficiency.

 Research and development expenses

  Research and development expenses increased 26% to $1.3 million for the three months ended March 31, 2000 from $1.0 million for the three months ended March 31, 1999. The increase is related to the addition of headcount and office space for increased development efforts on next-generation spine devices and advanced arthroscopy probes. Research and development expenses consist of costs related to our research and development, regulatory and clinical affairs functions, as well as costs associated with scientific and clinical studies. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

  Sales and marketing expenses

  Sales and marketing expenses increased 85% to $6.0 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. Increased expenses were primarily due to greater overall sales and marketing headcount, higher commission expenses, increased marketing and training costs and expenses associated with our reimbursement function. Sales and marketing expenses consist primarily of costs for sales, marketing and reimbursement staff, sales commissions, medical conference participation and physician training programs. We anticipate that sales and marketing expenses will increase as we continue to develop our sales and reimbursement support staffs and expand our physician training programs.

 General and administrative expenses

  General and administrative expenses were $1.0 million for the three months
ended March 31, 2000 and 1999.   Higher costs associated with increased
headcount and patent legal costs were largely offset by lower charges for bad debt between the first quarter of 1999 and the first quarter of 2000. General and administrative expenses consist primarily of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor-related expenses as a public company.

Stock compensation expense

  Stock compensation expense was $259,000 for the three months ended March 31, 2000, compared to none for the three month period ended March 31, 1999 and relates principally to options granted to consultants for services rendered. The stock compensation expense for the three months ended March 31, 2000 was based on a stock price of $12.00. To the extent that our stock price at the end of each of the remaining quarters of 2000 is higher, this charge could increase significantly. Stock compensation expense for consultant options is calculated using the Black-Scholes option pricing model, in which the stock price is one of the key variables.

 Interest and other income (expense), net

  Net interest and other expense increased 44% to $(153,000) for the three months ended March 31, 2000 from $(106,000) for the three months ended March 31, 1999. Higher interest expense for the three months ended March 31, 2000 related to higher borrowings under our secured line of credit with our bank than in the first quarter of 1999. Net interest and other income (expense) is comprised primarily of interest earned on short term investments, offset by interest expense on equipment and debt obligations. We expect that our future interest income will increase significantly and our future interest expense will decrease significantly due to the investment of funds from our initial public offering and the use of some of those proceeds to pay down debt balances.

 Provision for income taxes

  The income tax provision for the three months ended March 31, 2000 is based on an estimated effective annual tax rate of 5%. The income tax provision represents primarily current state and federal minimum income taxes after utilization of net operating loss carryforwards.

     As of December 31, 1999, we had net operating loss carryforwards of approximately $24.1 million for federal and $4.5 million for California and Delaware income tax purposes. We also had research and development credit carryforwards of $400,000 for federal income tax purposes. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations of the Internal Revenue Service Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

Liquidity and Capital Resources

     Net cash used in operating activities was $629,000 for the three months ended March 31, 2000, compared to net cash used of $3.0 million for the three months ended March 31, 1999. The main difference between the first quarter of 1999 and the first quarter of 2000 related to profitability in the first quarter of 2000, which was offset by increased working capital requirements as accounts receivable increased as a result of higher sales.

  Net cash used in investing activities was $414,000 for the three months ended March 31, 2000, compared to $833,000 for the three months ended March 31, 1999. Differences between the periods related to higher capital expenditures for generators and facilities in the first quarter of 2000, partially offset by the timing of maturities of our short term investments.

  Net cash used in financing activities was $273,000 for the three months ended March 31, 2000, compared to net cash provided by financing activities of $4.0 million for the three months ended March 31, 1999. Proceeds from the issuance of common stock increased significantly in the first quarter of 2000 due to the exercise of stock options and were more than offset by payments on debt obligations. During the three months ended March 31, 1999, we drew down a subordinated debt facility for $4.0 million, which accounted for substantially all of the financing activity for that period.

 As of March 31, 2000, our principal debt and other commitments consisted of $3.2 million outstanding under our equipment loans, $3.4 million under our accounts receivable credit line, $3.7 million under our subordinated debt facility and amounts payable under various operating leases. We expect to increase our capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

  As of March 31, 2000, we had available debt facilities totaling approximately $600,000 under our asset-based line of credit. Our loan agreements with Transamerica Business Corporation and one loan agreement with Silicon Valley Bank require the lender's consent before we can incur additional debt. One of our loan agreements contains various financial covenants, including a maximum debt to tangible net worth ratio of 3:1. We are currently in compliance with all covenants.

     Our principal source of liquidity at March 31, 2000 consisted of $4.6 million of cash and cash equivalents. In addition, we completed our initial public offering (see Notes to Condensed Financial Statements) on April 10th, 2000, raising net proceeds of approximately $59.1 million. We believe that our current cash position, along with cash generated from the future sales of products, will be sufficient to meet our operating and capital requirements for the next 18 months. If existing cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that restrict our operations. Any additional funding, if required, may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional funding, if needed, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our results of operations and financial condition.


Factors That May Affect Future Results

  In addition to the other information in this report, the following factors should be considered carefully in evaluating the Company's business and prospects.


If physicians do not support the use of our products, we may not achieve future sales growth.

  Our product sales have mainly been to a group of early adopting physicians who are receptive to minimally invasive techniques. Other physicians may not purchase our products until there is long term clinical evidence to convince them to alter their existing treatment methods and recommendations from prominent physicians that our products are effective in treating spine and joint disorders. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. If we fail to gain further physician support for our products, we may not achieve expected revenues and may not sustain profitability.


Because several large insurance companies have refused to reimburse health care providers for our procedures, physicians, hospitals and other health care providers may be reluctant to use our products and sales may decline.

  Physicians, hospitals and other health care providers are unlikely to purchase our products if they do not receive reimbursement from payors for the cost of the procedures using our products. There are payors, including several large insurance companies, that have refused to reimburse for the cost of procedures using our products until peer reviewed clinical data has been published. In addition, even upon the publication of peer reviewed data, payors still may not reimburse for the procedure. The advent of contracted rates per procedure has also made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes.

Because we lack sufficient long term data regarding the safety and efficacy of our products, we could find that our long term data does not support our current clinical results.

  Because our spine products are supported by only two years of patient follow up and our arthroscopy products are supported by only three years of patient follow up, we could discover that our current clinical results cannot be supported. If longer term patient studies or clinical experience indicate that treatments with our products do not provide patients with sustained benefits, our sales could decline. If longer term patient studies or clinical experience indicate that our procedures cause tissue damage, motor impairment or other negative effects, we could be subject to significant liability. Further, because some of our data has been produced in studies that are not randomized and involve small patient groups, our data may not be reproduced in wider patient populations. In addition, we are aware of studies related to our arthroscopy products that have produced bench data that is inconsistent with our scientific findings. If we are unable to produce clinical data that is supported by the independent efforts of other clinicians, our business could suffer.

Because we expect operating expenses to increase substantially in the forseeable future and cannot be certain that revenues will continue to increase, we may not sustain profitability.

  We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, product development and administrative staff. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. We have incurred net losses each year since inception. In particular, we incurred losses of $11.3 million in 1998 and $9.7 million in 1999. As of March 31, 2000, we had an accumulated deficit of approximately $30.5 million.

Because we are introducing new products and technology into the spine and arthroscopy markets, we may fail to gain market acceptance for our products and our business could suffer.

  We have developed products for spine and joint disorders that we believe are not effectively addressed by existing medical devices. Because we are introducing novel technology into these markets, we face the challenge of gaining widespread acceptance of our products. If we fail at this task, we may not achieve expected revenues and may not sustain profitability.


You may have a difficult time evaluating our company because we have a limited operating history.

  You can only evaluate our business based on a limited operating history because we began selling arthroscopy products in 1997 and spine products in 1998. This short history may not be adequate to enable you to fully assess our ability to successfully develop our products, achieve market acceptance of our products and respond to competition.

Because we face significant competition from companies with greater resources than we have, we may be unable to compete effectively.

  The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete with many larger companies that enjoy several competitive advantages, including:

  .  established distribution networks;
  .  products that are supported by long term clinical data;
  .  products that have been approved for reimbursement;
  . established relationships with health care providers and payors; and . greater resources for product development, sales and marketing and patent litigation.

  At any time, other companies may develop additional directly competitive products.

Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights.

  Protection of our patent portfolio is key to our future success, particularly because we compete in the medical device industry. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our patents may be challenged, invalidated or circumvented by third parties. Our patent applications and the notices of allowance we have received may not issue as patents in a form that will be advantageous to us. Our patents and applications cover particular aspects of our products and technology. There may be more effective technologies, designs or methods. If the most effective treatment method is not covered by our patents or applications, it could have an adverse effect on our sales. If we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Finally, even if our intellectual property rights are adequately protected, litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and result in a substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could result in a decrease in our market share.

Because the medical device industry is litigious, we are susceptible to an intellectual property suit.

  There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally, and in the spine and arthroscopy market segments particularly. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. While we attempt to ensure that our products do not infringe other parties' patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by U.S. patents held by them. In consultation with our experts, we have made a careful analysis of patents covering related technology, and, based on this analysis, we believe that either those patents or claims are invalid, or if valid, that we do not infringe. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents which our products may infringe. There could also be existing patents that one or more of our products may inadvertently be infringing of which we are unaware. As the number of competitors in the markets for minimally invasive treatment of spine and joint disorders grows, the possibility of a patent infringement claim against us increases. Infringement and other intellectual property claims, with or without merit, can be expensive and time consuming to litigate and divert management's attention from our core business.

If we are sued for patent infringement, we could be prevented from selling our products and our business could suffer.

  We are aware of the existence of patents held by competitors in the spine and arthroscopy markets which could result in a patent lawsuit against us. However, following a review of those patents with outside experts, we believe they are invalid or that if valid, we do not infringe. In the event that we are subject to a patent infringement lawsuit and if the relevant patent claims are upheld as valid and enforceable, we believe we have defenses based on noninfringement. If our products are found to infringe a valid patent, we could be prevented from selling them unless we can obtain a license or are able to redesign the product to avoid infringement. A license may not be available or if available may be on terms unacceptable to us, or we may not be successful in any attempt to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials for these new or modified products and to revise our filings with the FDA, which is time consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

Product liability claims brought against us could result in payment of substantial damages to plaintiffs.

  We manufacture medical devices that are used on patients in surgical procedures, and we are thus subject to product liability lawsuits as part of our ordinary course of business. Although we are involved in a few product liability actions, we do not believe any of these are material to our business or financial condition. We have reported to the FDA instances in which burns were reported in connection with the use of our arthroscopy products and one instance of nerve inflammation caused by an arthroscopic procedure performed on the shoulder. We have also reported instances in which the tip of the SpineCATH catheter broke off in the patient's body as the catheter was being removed after the procedure and instances in which the SpineCATH catheter experienced an electrical short during the procedure, resulting in a small burn at the entry point on the skin. We believe that both the catheter breakage and electrical shorts were related, in the majority of the reported instances, to overmanipulation of the catheter which caused the catheter to kink. In addition, we have reported instances in which the SpineCATH catheter has passed outside the disc wall causing mild motor impairment. We do not believe that any of these instances were the result of design flaws. During 1999, we sent a letter to our physician customers informing them of the close association between catheter kinking and breakage and a safety alert emphasizing the importance of following the correct protocol during the IDET procedure.

  Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry this insurance. Finally, even a meritless or unsuccessful product liability claim would be time consuming and expensive to defend and could result in the diversion of management's attention from our core business.


Any failure to build and manage our sales organization may negatively affect our market share and revenues.

  We currently have two separate sales forces, one for each of our spine and arthroscopy product lines, and we rely on a combination of direct sales employees and sales agents to sell each product line in the U.S. We need to expand both the spine and arthroscopy sales teams during this fiscal year to achieve our market share and revenue growth goals. There are significant risks involved in building and managing our spine and arthroscopy sales forces, including:

  .  failure to manage the development and growth of two distinct sales forces;

  . failure to adequately train both our employees and our outside sales agents in the use and benefits of our products; and

  .  dependence on outside agencies, over which we have limited or no control.


Any failure in our physician training efforts could significantly reduce product sales.

  It is critical to the success of our sales effort to train a sufficient number of physicians and to provide them adequate instruction in the use of our products. We rely on physicians to spend their time and money to attend our training sessions. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our product sales.

If we fail to support our anticipated growth in operations, our business could suffer.

  To succeed in the implementation of our business strategy, our management team must rapidly execute our sales strategy and further develop products, while managing anticipated growth by implementing effective planning and operating processes. To manage anticipated growth in operations, we must increase our manufacturing and quality assurance staff, expand our sales teams and expand our manufacturing facility. Our systems, procedures and controls may not be adequate to support our expected growth in operations.

If we fail to meet the demand for generators as we fully transition their manufacture to internal operations, we may experience a decrease in sales.

  We transitioned the manufacture of our generators, including the Vulcan generator, to internal operations in October 1999. We have limited experience manufacturing generators and our internal production may have difficulty meeting customer demand. In addition, we may be unable to obtain a sufficient number of generators from a third party supplier to satisfy customer needs. Any failure to manufacture a sufficient number of generators to keep pace with demand, or any failure to make generators of sufficient quality or at a commercially reasonable cost will lead to lower than expected generator placements and a corresponding decrease in the sale of the disposable products.

Because we have limited control over third party distributors, we may be unable to sell our products in international markets.

  We intend to rely on third-party distributors, over whom we have limited control, to sell our products in international markets. We have entered into an exclusive agreement with, and are dependent upon, DePuy AcroMed for the marketing and sales of our spine products internationally. We also have exclusive distributor relationships for the sale of our arthroscopy products in foreign countries, including Australia, Belgium, Canada, Italy, the Netherlands, Spain, Taiwan and the United Kingdom.

Because we compete with Mitek, an Ethicon division of Johnson & Johnson, in the arthroscopy market, a conflict with them could negatively affect our international spine sales efforts which are conducted exclusively by DePuy AcroMed, another division of Johnson & Johnson.

  Because our exclusive international spine product distributor is affiliated with competitors in both the spine and arthroscopy markets, they may devote insufficient resources to sales of our products or a conflict may arise which could disrupt international sales. If DePuy AcroMed fails to devote adequate resources to our products, we could fail to achieve expected international sales. If a conflict arises which we could not readily resolve, there could be a period of declining international sales as we search for an alternative means of international product distribution.

Complying with FDA and other regulations is an expensive and time consuming process, and any failure to comply could result in substantial penalties.

  We are subject to a host of federal, state, local and international regulations regarding the testing, manufacture, distribution, marketing, promotion, record keeping and reporting of our products. In particular, our failure to comply with FDA regulations could result in, among other things, recalls of our products, substantial fines and/or criminal charges against us and our employees.

Product sales, introductions or modifications may be delayed or canceled as a result of the FDA regulatory process, which could cause our sales to decline.

  Before we can sell a new medical device in the U.S., we must obtain FDA clearance, which can be a lengthy and time consuming process. The products we market have obtained the necessary clearances from the FDA through premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act or were exempt from the 510(k) clearance process. We have modified some of our products, but we do not believe these modifications require us to submit new 510(k) notifications. However, if the FDA disagrees with us and requires us to submit a new 510(k) notification for modifications to our existing products, we may be required to stop marketing the products while the FDA reviews the 510(k) notification, or if the FDA requires us to go through a lengthier, more rigorous examination than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain premarket approval, or PMA, process.

Off label use of our products could result in substantial penalties.

  510(k) clearance only permits us to promote our products for the uses indicated on the labels cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we have marketed our products for off label use, we could be subject to fines, injunctions or other penalties.

  Our disposable probes have been cleared by the FDA for single use, but we are aware that from time to time physicians reuse our disposable products. We have strongly advised physicians against reuse of our products.

Our stock price, like that of many early stage medical technology companies, may be volatile.

  If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Stock price fluctuations may be exaggerated if the trading volume of our common stock is low.

  In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its stock. Any securities litigation claims brought against us could result in substantial expense and the diversion of management's attention from our core business.

We may need to raise additional capital in the future and may be unable to do so on acceptable terms.

  We may need to raise additional funds for operations and to execute our business strategy. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval after this offering.

  Immediately after this offering, our executive officers and directors, and their respective affiliates, will continue to own a substantial percentage of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage a takeover.

  Provisions of our certificate of incorporation, bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Our market risk disclosures have not changed significantly from those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form S-1 filing dated April 4, 2000 for the year ended December 31, 1999.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings. From time to time we are a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.


Item 2.    Changes in Securities.

  (c) During the first quarter ended March 31, 2000, we granted options to purchase an aggregate of 620,865 shares of Common Stock to employees and consultants pursuant to the 1999 Stock Plan and 534,773 shares were issued to employees and consultants on exercise of options under the Company's stock plans. In addition, we issued 10,000 shares to a licensor at a purchase price
of $12.00   The shares issued on exercise of options were issued for cash consideration at exercise prices ranging from $0.001 per share to $12.00 per share. These issuances were deemed exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance upon Rule 701 of the Securities Act.

  (d) On April 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95815) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of our Common Stock were sold on April 10, 2000 for the account of the Company at a price of $14.00 per share, generating aggregate gross proceeds of $64.4 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Merrill Lynch & Co., J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray. After deducting approximately $4.5 million in underwriting discounts and commissions and an estimated $800,000 in other transaction expenses, the net proceeds of the offering were approximately $59.1 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short-term, investment grade, interest bearing securities. We intend to use such proceeds to expand sales, marketing and reimbursement activities, to develop the Company's product lines, to repay debt, to fund acquisitions or investments and to fund general corporate purposes, including working capital.

As of April 30, 2000, we used $3.4 million of the net proceeds from our initial public offering to pay down our accounts receivable credit line. None of this repayment of indebtedness represented direct or indirect payments to debtors, officers or other affiliates of the Company.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     a. Effective January 21, 2000, our stockholders approved through an Action by Written Consent of the Stockholders the following corporate actions:

         (i) the adoption of the 1999 Stock Plan (the "1999 Plan") and the reservation of 1,149,000 shares for issuance thereunder;

         (ii) the automatic increase in shares reserved under the 1999 Plan on the first day of each fiscal year beginning 2000, 2001 and 2002 in an amount equal to the lesser of: (i) 4% of the shares of common stock outstanding (assuming conversion of all shares of preferred stock outstanding) on the last day of the immediately preceding fiscal year, (ii) 1,250,000 shares or (iii) such lesser number of shares as the Board of Directors may determine.

    The number of votes cast in favor of the previous resolutions was 12,984,790 out of total shares outstanding of 16,494,324.

  b. At our annual meeting of stockholders for the year ended December 31, 1999 held on March 2, 2000, our stockholders elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

                           FOR              AGAINST       WITHHELD   ABSTENTIONS
                           ----------       -------       --------   -----------
Richard M. Ferrari         12,414,494            0         52,129     4,060,355
Kenneth W. Anstey          12,417,202            0         49,421     4,060,355
Hugh R. Sharkey            12,462,626            0         33,571     4,030,781
Stephen Brackett           12,424,844            0         42,029     4,060,105
Gary S. Fanton, M.D.       12,475,197            0         15,000     4,036,781
Patrick F. Latterell       12,418,065            0         48,558     4,060,355
Jeffrey A. Saal, M.D.      12,435,773            0          1,350     4,089,855


Item 5.    Other Information.  Not applicable

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

                27.1  Financial Data Schedule

          (b)   Reports on Form 8-K:  Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ORATEC INTERVENTIONS, INC.


                                       By: /s/ Nancy V. Westcott
                                          _________________________________
                                            Nancy V. Westcott
                                            Chief Financial Officer and Vice
                                            President of Administration

Date: May 15, 2000

                                 EXHIBIT INDEX
                                 -------------

27.1 Financial Data Schedule.