Form 10-Q
period 2000-06-30
ORATEC INTERVENTIONS INC
filed 2000-08-14
CIK 1037165

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

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
  (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                          Identification No.)

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

                                Yes [X] No [_]


     As of July 31, 2000, there were 22,114,780 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

                                                                                           Page
                                                                                           ----
PART I.  FINANCIAL INFORMATION
     Item 1.   Financial Statements (unaudited).
                 Condensed Balance Sheets - June 30, 2000 and                                3
                   December 31, 1999
                 Condensed Statements of Operations - Three and six months                   4
                   ended June 30, 2000 and 1999
                 Condensed Statements of Cash Flows - Six  months                            5
                   ended June 30, 2000 and 1999
                 Notes to Condensed Financial Statements                                     6
     Item 2.   Management's Discussion and Analysis of Financial Condition and               8
               Results of Operations.
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.                  16

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings.                                                           17
     Item 2.   Changes in Securities and Use of Proceeds.                                   17
     Item 3.   Defaults Upon Senior Securities.                                             17
     Item 4.   Submission of Matters to a Vote of Security Holders.                         17
     Item 5.   Other Information.                                                           17
     Item 6.   Exhibits and Reports on Form 8-K.                                            17

SIGNATURES                                                                                  18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          ORATEC INTERVENTIONS, INC.

                           CONDENSED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                                          June 30,           December 31,
                                                                                            2000                1999
                                                                                            -----               ----
                                                                                         (unaudited)
Assets
Current assets:
    Cash and cash equivalents.........................................................    $   55,524          $   5,943
    Short term investments............................................................            --              2,931
    Accounts receivable, net..........................................................         8,898              6,306
    Inventories.......................................................................         5,144              3,248
    Prepaid expenses and other current assets.........................................         1,681              1,004
                                                                                          ----------          ---------
         Total current assets.........................................................        71,247             19,432
Property and equipment, net...........................................................         8,398              4,409
                                                                                          ----------          ---------
                                                                                          $   79,645          $  23,841
                                                                                          ==========          =========
Liabilities and stockholders' equity
Current liabilities:
    Bank borrowings...................................................................    $       --          $   3,427
    Accounts payable..................................................................         1,970              1,735
    Accrued compensation and benefits.................................................         3,378              2,953
    Other accrued liabilities.........................................................         2,000              1,817
    Current portion of notes payable..................................................         3,502              1,705
    Current portion of equipment financing obligations................................           440              1,425
                                                                                          ----------          ---------
Total current liabilities.............................................................        11,290             13,062
Long term notes payable...............................................................            --              2,295
Long term equipment financing obligations.............................................            10              2,053
Commitments
Redeemable convertible preferred stock, $0.001 par value..............................            --             35,816
Common stock, $0.001 par value .......................................................            22                  4
Additional paid-in capital............................................................        98,444              1,625
Deferred stock compensation...........................................................          (275)              (320)
Receivable from stockholder...........................................................            --                 (9)
Accumulated deficit...................................................................       (29,846)           (30,685)
                                                                                          ----------          ---------
                                                                                          $   79,645          $  23,841
                                                                                          ==========          =========

                             See accompanying notes.

                          ORATEC INTERVENTIONS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

               (In thousands, except per share data, unaudited)


                                                                               Three months ended           Six months ended
                                                                                    June 30,                    June 30,
                                                                               2000          1999          2000          1999
                                                                               ----          ----          ----          ----
Sales ....................................................................   $ 13,563       $7,703       $ 26,226      $ 12,899

Cost of sales ............................................................      3,782        3,433          7,428         6,261
                                                                               ------      -------       --------      --------
Gross profit .............................................................      9,781        4,270         18,798         6,638
Operating expenses:
    Research and development .............................................      1,486          978          2,804         2,022
    Sales and marketing ..................................................      6,196        4,240         12,231         7,494
    General and administrative ...........................................      1,239          823          2,274         1,820
    Stock compensation (1)................................................        661          247            920           247
                                                                               ------      -------       --------      --------
Total operating expenses .................................................      9,582        6,288         18,229        11,583

Income (loss) from operations ............................................        199       (2,018)           569        (4,945)
Interest and other income ................................................        771          175            939           341
Interest and other expense ...............................................       (303)        (408)          (624)         (680)
                                                                               ------      -------         ------      --------
Income (loss) before income taxes.........................................        667       (2,251)           884        (5,284)
Provision for income taxes................................................
                                                                                   34           --             45            --
                                                                               ------      -------       --------      --------
Net income (loss) ........................................................     $  633      $(2,251)      $    839      $ (5,284)
                                                                               ======      =======       ========      ========
Basic net income (loss) per share ........................................     $ 0.03      $ (0.55)      $   0.07       $ (1.29)
                                                                               ======      =======       ========       =======
Diluted net income (loss) per share ......................................    $  0.03      $ (0.55)      $   0.04       $ (1.29)
                                                                              =======      =======       ========       =======
Pro forma diluted net income (loss) per share ............................     $ 0.03      $ (0.14)      $   0.04       $ (0.33)
                                                                               ======      =======       ========       =======
Shares used in computing basic net income (loss) per share ...............     21,138        4,113         12,847         4,088
Shares used in computing diluted net income (loss) per share .............     24,561        4,113         21,717         4,088
Shares used in computing pro forma diluted net income (loss) per share ...     24,561       16,193         21,717        16,157

   (1) Stock compensation expense relates to research and development expenses.

                             See accompanying notes.

                          ORATEC INTERVENTIONS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

               Increase (decrease) in cash and cash equivalents
                           (In thousands, unaudited)

                                                                                                         Six months ended
                                                                                                            June 30,
                                                                                                     2000               1999
                                                                                                     -----              ----
Operating activities:

Net income (loss) ......................................................................            $   839           $(5,284)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization .......................................................              1,739             1,825
   Stock compensation expense ..........................................................                920               216
   Issuance of equity for non-cash benefits ............................................                120                36
   Changes in operating assets and liabilities:
     Accounts receivable ...............................................................             (2,592)           (2,056)
     Inventories .......................................................................             (1,896)             (919)
     Prepaid expenses and other current assets .........................................               (677)             (754)
     Accounts payable ..................................................................                235               444
     Accrued compensation and benefits .................................................                425               171
     Other accrued liabilities .........................................................                183               857
                                                                                                    -------           -------
Net cash used in operating activities ..................................................               (704)           (5,464)
                                                                                                    -------           -------
Investing activities:
Purchases of short term investments ....................................................                 --            (2,998)
Maturities of short term investments ...................................................              2,931             3,974
Capital expenditures ...................................................................             (5,727)           (1,323)
                                                                                                    -------           -------
Net cash used in investing activities ..................................................             (2,796)             (347)
                                                                                                    -------           -------
Financing activities:
Proceeds from issuance of common stock .................................................             60,025               136
Repayment of stockholder receivable ....................................................                  9                --
Proceeds from notes payable ............................................................                 --             4,000
Repayment of bank borrowings ...........................................................             (3,427)               --
Repayment of notes payable .............................................................               (498)               --
Proceeds from equipment financing obligations ..........................................                 --               386
Repayment of equipment financing obligations ...........................................             (3,028)             (137)
                                                                                                    -------           -------
Net cash provided by financing activities ..............................................             53,081             4,385
                                                                                                     ------           -------
Net increase (decrease) in cash and cash equivalents ...................................             49,581            (1,426)
Cash and cash equivalents at beginning of period .......................................              5,943            11,583
                                                                                                    -------           -------
Cash and cash equivalents at end of period .............................................            $55,524           $10,157
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

2.  Computation of Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed using the weighted average number of common shares, redeemable convertible preferred shares (on an as-if-converted basis) and common equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method and consist of shares outstanding related to stock options and warrants. Common stock equivalents and redeemable convertible preferred stock are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. Redeemable convertible preferred shares have been treated as converted from the date of issuance in the pro forma calculations of net income (loss) per share.

The following is a reconciliation of the computation for basic, diluted and pro forma diluted net income (loss) per share (in thousands, except per share data):

                                                                             Three months ended             Six months ended
                                                                                 June 30,                      June 30,
                                                                                 ---------                     --------
                                                                           2000            1999            2000           1999
                                                                           -----           ----            ----           ----
Net income (loss)....................................................    $   633         $(2,251)        $   839      $ (5,284)
                                                                         =======         =======         =======      ========
Shares used in the calculation:
Weighted-average common shares outstanding
    used to compute basic net income (loss) per share................     21,138           4,113          12,847         4,088
Weighted-average effect of dilutive securities:
    Options..........................................................      2,567              --           2,567            --
    Warrants.........................................................        192              --             192            --
    Redeemable convertible preferred shares..........................        664              --           6,111            --
                                                                         -------         -------         -------      --------
Weighted-average shares used to compute
    diluted net income (loss) per share..............................     24,561           4,113          21,717         4,088
Pro forma adjustment to reflect weighted-
average effect of assumed conversion of
redeemable convertible preferred shares..............................         --          12,080              --        12,069
                                                                         -------         -------         -------      --------
Weighted-average shares used to compute pro forma
diluted net income (loss) per share..................................     24,561          16,193          21,717        16,157
                                                                         =======         =======         =======      ========
Net income (loss) per share:

Basic................................................................    $  0.03         $ (0.55)        $  0.07      $  (1.29)
                                                                         =======         =======         =======      ========
Diluted..............................................................    $  0.03         $ (0.55)        $  0.04      $  (1.29)
                                                                         =======         =======         =======      ========
Pro forma diluted....................................................    $  0.03         $ (0.14)        $  0.04      $  (0.33)
                                                                         =======         =======         =======      ========

The Company issued 4,600,000 shares of common stock at the close of its initial public offering on April 10th, 2000.

3.  Comprehensive Income (Loss):

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. For the three and six month periods ended June 30, 2000 and June 30, 1999, reported net income
(loss) approximated comprehensive net income (loss).


4.  Balance Sheet Detail (in thousands):


                                              June 30,        December 31,
                                               2000              1999
                                               ----              ----
Inventory:
   Raw materials......................        $ 2,333          $  1,087
   Work-in-process....................            121               284
   Finished goods.....................          1,755               790
   Generators held for sale...........            935             1,087
                                                -----             -----
Total.................................        $ 5,144          $  3,248
                                              =======          ========
Other accrued liabilities:
   Accrued professional fees..........        $   579          $    581
   Dealer commissions.................            362               299
   Clinical and development costs.....            165               189
   Other..............................            894               748
                                              -------          --------
Total.................................        $ 2,000          $  1,817
                                              =======          ========

5.  Recent Accounting Pronouncements:

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. ORATEC is currently evaluating the effect of SAB 101 on its operations and financial position.

6.  Segment Information:

    ORATEC's spine and arthroscopy product sales are as follows (in thousands):

                                                     Three months ended              Six months ended
                                                         June 30,                        June 30,
                                                         ---------                       --------
                                                    2000           1999             2000            1999
                                                    ----           ----             ----            ----
Spine.....................................        $  7,286       $  3,922         $14,045       $   5,619
Arthroscopy...............................           6,277          3,781          12,181           7,280
                                                  --------       --------         -------       ---------
                                                  $ 13,563       $  7,703         $26,226       $  12,899
                                                  ========       ========         =======       =========

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

       All of our revenues are generated from sales of our spine and arthroscopy products. For the six months ended June 30, 2000, 90% of our total sales was derived from our disposable spine catheters and arthroscopy probes and 10% was derived from sales of generators and accessories. During the six months ended June 30, 2000, our results of operations produced a profit for the first time of $839,000. This profitability is primarily attributable to increased unit sales of our spine and arthroscopy products. At June 30, 2000 we had an accumulated deficit of $29.8 million.

       In the six months ended June 30, 2000, only 2% of our sales was derived from markets outside the U.S., and we do not expect international sales to increase significantly in the near future. In international markets, we expect to rely exclusively on third-party distributors. Our gross margins on sales through international third-party distributors are lower than our gross margins on U.S. sales as a result of price discounts. We have limited or no control over the sales efforts of these third-party distributors.

       We recognize revenue upon shipment of products to customers or, in some instances, when inventory provided to customers by our employees and sales agencies has been used at their facilities, as evidenced by receipt of a purchase order. Our return policy allows customers to return unopened products up to 90 days after a sale. To date, returns have been insignificant. As is common in the arthroscopy market, we have retained title to the majority of arthroscopy generators, which we have placed with customers for their use with our disposable arthroscopy probes. In connection with the market launch of our spine products, we have been placing spine generators with customers for a demonstration period, after which we convert these placements to sales.

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

Results of Operations

    Sales

       Sales increased 76% to $13.6 million for the three months ended June 30, 2000 from $7.7 million for the three months ended June 30, 1999. Sales increased 103% to $26.2 million for the six months ended June 30, 2000 from $12.9 million for the six months ended June 30, 1999. The sales increase was led by continued market adoption of our SpineCATH IntraDiscal Electrothermal Therapy (IDET) system, for which sales have increased from $5.6 million to $14.0 million, or 150%, between the first six months of 1999 and the first six months of 2000. Our arthroscopy business increased from $7.3 million to $12.2 million, or 67%, between the first six months of 1999 and the first six months of 2000, as the introduction of our Vulcan arthroscopy system led to greater account penetration and probe utilization rates. The increased sales in both product lines is attributable to new product introductions, increased numbers of physicians trained in the use of our products, the increasing effectiveness of our spine and arthroscopy sales forces and the numbers of generators placed in hospitals and clinics.

    Cost of sales

       Cost of sales increased to $3.8 million for the three months ended June 30, 2000, a 10% increase from $3.4 million for the three months ended June 30, 1999. Cost of sales increased to $7.4 million for the six months ended June 30, 2000, a 19% increase from $6.3 million for the six months ended June 30, 1999. The increase in overall cost of goods sold between the first two quarters of 1999 and the first two quarters of 2000 was driven by higher unit shipments and costs of increased manufacturing capacity. Cost of sales consists of material, labor and overhead costs, as well as depreciation on generators placed with customers for their use with our disposable products.

    Gross profit

       Gross profit increased to $9.8 million, or 72% of sales, for the three months ended June 30, 2000 from $4.3 million, or 55% of sales, for the three months ended June 30, 1999. Gross profit increased to $18.8 million, or 72% of sales, for the six months ended June 30, 2000 from $6.6 million, or 51% of sales, for the six months ended June 30, 1999. The increases in overall gross profit are attributable to sales growing at a faster pace than manufacturing and depreciation costs and overall increases in manufacturing efficiency.

    Research and development expenses

       Research and development expenses increased 52% to $1.5 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999. Research and development expenses increased 39% to $2.8 million for the first six months of 2000 from $2.0 million for the first six months of 1999. The increases are related to the addition of headcount and office space for increased development efforts on next-generation spine devices and advanced arthroscopy probes. Research and development expenses consist of costs related to our research and development, regulatory and clinical affairs functions, as well as costs associated with scientific and clinical studies. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.


    Sales and marketing expenses


       Sales and marketing expenses increased 46% to $6.2 million for the three months ended June 30, 2000 from $4.2 million for the three months ended June 30, 1999. Sales and marketing expenses increased 63% to $12.2 million in the first six months of 2000 from $7.5 million for the first six months of 1999. Increased expenses were primarily due to greater overall sales and marketing headcount, higher commission expenses, increased marketing and training costs and expenses associated with our reimbursement function. Sales and marketing expenses consist primarily of costs for sales, marketing and reimbursement staff, sales commissions, medical conference participation and physician training programs. We anticipate that sales and marketing expenses will increase as we continue to develop our sales and reimbursement support staffs and expand our physician training programs.

    General and administrative expenses


       General and administrative expenses were $1.2 million for the three months ended June 30, 2000, a 51% increase from $0.8 million for the three months ended June 30, 1999. General and administrative expenses were $2.3 million for the six months ended June 30, 2000, a 25% increase from $1.8 million for the first six months ended June 30, 1999. Increased expenses were primarily from higher costs associated with increased headcount and patent legal costs, along with expenses related to being a public company following our initial public offering in April 2000. General and administrative expenses consist primarily of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor-related expenses as a public company.

Stock compensation expense

       Stock compensation expense was $661,000 and $247,000 for the three months ended June 30, 2000 and June 30, 1999, respectively. Stock compensation expense was $920,000 and $247,000 for the six month periods ended June 30, 2000 and 1999, respectively. Stock compensation expense relates principally to options granted to consultants for services rendered. Stock compensation expense for consultant options is calculated using the Black-Scholes option pricing model, in which the price of our common stock is one of the key variables. The stock compensation expense for the six months ended June 30, 2000 was based on the company's average monthly stock prices for each month of 2000. To the extent that our average price of our common stock for the remaining months of 2000 is higher, this charge could increase significantly.

    Interest and other income (expense), net

       Net interest and other income was $468,000 for the three months ended June 30, 2000, a 301% change from net interest and other expense of $(233,000) for the three months ended June 30, 1999. Net interest and other income was $315,000 for the six months ended June 30, 2000, a 193% change from net interest and other expense of $(339,000) for the six months ended June 30, 1999. Net interest and other income (expense) is comprised primarily of interest earned on cash balances and short term investments, offset by interest expense on equipment and debt obligations. In 2000, interest income exceeded interest expense due to proceeds received from the company's initial public offering in the second quarter of 2000. During the three months ended June 30, 2000, the company paid down some of its debt balances, which will decrease future interest expense. We expect that our future interest expense will further decrease due to the use of additional proceeds to pay down debt balances.

    Provision for income taxes

       The income tax provision for the three and six months ended June 30, 2000 is based on an estimated effective annual tax rate of 5%. The income tax provision represents primarily current state and federal minimum income taxes after utilization of net operating loss carryforwards.

       As of December 31, 1999, we had net operating loss carryforwards of approximately $24.1 million for federal and $4.5 million for California income tax purposes. We also had research and development credit carryforwards of $400,000 for federal income tax purposes. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations of the Internal Revenue Service Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

Liquidity and Capital Resources

       Net cash used in operating activities was $0.7 million for the six months ended June 30, 2000, compared to net cash used of $5.5 million for the six months ended June 30, 1999. The decrease related mainly to the company's profitability in the first six months of 2000, partially offset by increased working capital requirements.

       Net cash used in investing activities was $2.8 million for the six months ended June 30, 2000, compared to $347,000 for the six months ended June 30, 1999. The increase was related to higher capital expenditures for generators and facilities in the first six months of 2000, partially offset by the timing of maturities of our short term investments.

       Net cash provided by financing activities was $53.1 million for the six months ended June 30, 2000, compared to net cash provided by financing activities of $4.4 million for the six months ended June 30, 1999. The increase is due mainly to proceeds from the company's initial public offering and the exercise of stock options and was partially offset by the repayment of debt balances. During the six months ended June 30, 1999, we drew down a subordinated debt facility for $4.0 million, which accounted for substantially all of the financing activity for that period.

       As of June 30, 2000, our principal debt and other commitments consisted of $0.4 million outstanding under our equipment loans, $3.4 million under our subordinated debt facility and amounts payable under various operating leases and financing agreements. We expect to increase our capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

       As of June 30, 2000, we had available debt facilities totaling approximately $4.0 million under our asset-based line of credit. Our loan agreements with Transamerica Business Corporation and one loan agreement with Silicon Valley Bank require the lender's consent before we can incur additional debt. One of our loan agreements contains various financial covenants, including a maximum debt to tangible net worth ratio of 3:1. We are currently in compliance with all covenants.

       Our principal source of liquidity at June 30, 2000 consisted of $55.5 million of cash and cash equivalents, primarily from our initial public offering which was completed on April 10th, 2000. Our offering raised net proceeds of approximately $58.8 million. We believe that our current cash position, along with cash generated from the future sales of products, will be sufficient to meet our operating and capital requirements for at least the next 18 months. If existing cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that restrict our operations. Any additional funding, if required, may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional funding, if needed, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our results of operations and financial condition.

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

Because we lack sufficient long term outcomes data regarding the efficacy of our products, we could find that our long term data does not support our current clinical results.

       Because our spine products are supported by only two years of patient follow up and our arthroscopy products are supported by only three years of patient follow up, we could discover that our current clinical results cannot be supported. If longer term patient studies or clinical experience indicate that treatments with our products do not provide patients with sustained benefits, our sales could decline. If longer term patient studies or clinical experience indicate that our procedures cause tissue damage, motor impairment or other negative effects, we could be subject to significant liability. Further, because some of our data has been produced in studies that are not randomized and involve small patient groups, our results may not be reproduced in wider patient populations. In addition, we are aware of pre-clinical studies related to our arthroscopy products that have produced data that is inconsistent with our scientific findings. If we are unable to produce clinical data that is supported by the independent efforts of other clinicians, our business could suffer.

Because we expect operating expenses to increase substantially in the forseeable future and cannot be certain that revenues will continue to increase, we may not sustain profitability.

       We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, product development and administrative staff. Although we attained profitability during the first two quarters of 2000, if sales do not continue to grow, we may not be able to maintain profitability in the future. In particular, we incurred losses of $11.3 million in 1998 and $9.7 million in 1999. As of June 30, 2000, we had an accumulated deficit of approximately $29.8 million.

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

       .  productsthat have been approved for reimbursement;

       .  established relationships with health care providers and payors; and

       . greater resources for product development, sales and marketing and patent litigation.

       At any time, other companies may develop additional directly competitive products. For example, Stryker Corporation entered into an agreement with Arthrocare Corporation and announced and began marketing a competing line of arthroscopy products during the second quarter of 2000.

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

       We manufacture medical devices that are used on patients in surgical procedures, and we are thus subject to product liability lawsuits as part of our ordinary course of business. Although we are involved in a few product liability actions, we do not believe any of these are material to our business or financial condition. We have reported to the FDA instances in which burns were reported in connection with the use of our arthroscopy products and instances of nerve inflammation caused by an arthroscopic procedure performed on the shoulder. We have also reported instances in which the tip of the SpineCATH catheter broke off in the patient's body as the catheter was being removed and instances in which the SpineCATH catheter experienced an electrical short during the procedure, resulting in a small burn at the entry point on the skin. We believe that both the catheter breakage and electrical shorts were related, in the majority of the reported instances, to overmanipulation of the catheter which caused the catheter to kink. In addition, we have reported instances in which the SpineCATH catheter caused motor and nerve impairment. We do not believe that any of these instances were the result of design flaws. During 1999, we sent a letter to our physician customers informing them of the close association between catheter kinking and breakage and a safety alert emphasizing the importance of following the correct protocol during the IDET procedure.

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

       510(k) clearance only permits us to promote our products for the uses indicated on the labels cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. If the FDA determines that we have promoted our products for off label use, we could be subject to fines, injunctions or other penalties.

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

Our executive officers and directors own a large percentage of our voting stock and could exert significant influence over matters requiring stockholder approval.

       Our executive officers and directors, and their respective affiliates, own a substantial percentage of our outstanding common stock. Accordingly, these stockholders may, as a practical matter, be able to exert significant influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration could have the effect of delaying or preventing a change in control.

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

Item 2.  Changes in Securities and Use of Proceeds.

       (d) On April 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95815) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of our common stock were sold on April 10, 2000 for the account of the Company at a price of $14.00 per share, generating aggregate gross proceeds of $64.4 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Merrill Lynch & Co., J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray. After deducting approximately $4.5 million in underwriting discounts and commissions and $1,100,000 in other transaction expenses, the net proceeds of the offering were approximately $58.8 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short term, investment grade, interest bearing securities. As of June 30, 2000, we had used approximately $6.5 million of the proceeds of the offering to repay debt balances. We intend to use the proceeds from the offering to expand sales, marketing and reimbursement activities, to develop the Company's product lines, to fund acquisitions or investments and to fund general corporate purposes, including working capital.

Item 3.  Defaults Upon Senior Securities. Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders. Not applicable.

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

                                         ORATEC INTERVENTIONS, INC.


                                         By: /s/ Nancy V. Westcott
                                             ----------------------------------
                                             Nancy V. Westcott
                                             Chief Financial Officer and Vice
                                             President of Administration

Date: August 14, 2000

                                 EXHIBIT INDEX
                                 -------------

27.1     Financial Data Schedule.