Form 10-Q
period 2000-09-30
ORATEC INTERVENTIONS INC
filed 2000-11-14
CIK 1037165

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                                    Yes [X]  No [_]


   As of October 31, 2000, there were 22,222,895 shares of the registrant's
                           Common Stock outstanding.

                                      INDEX
                                      -----

                                                                                                  Page
PART I. FINANCIAL INFORMATION
       Item 1.  Financial Statements (unaudited).
                  Condensed Balance Sheets - September 30, 2000 and                                 3
                     December 31, 1999
                  Condensed Statements of Operations - Three months and nine months                 4
                     ended September 30, 2000 and 1999
                  Condensed Statements of Cash Flows - Nine months                                  5
                     ended September 30, 2000 and 1999
                  Notes to Condensed Financial Statements                                           6
       Item 2.  Management's Discussion and Analysis of Financial Condition and                     8
                Results of Operations.
       Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                        16

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings.                                                                 16
       Item 2.  Changes in Securities and Use of Proceeds.                                         16
       Item 3.  Defaults Upon Senior Securities.                                                   16
       Item 4.  Submission of Matters to a Vote of Security Holders.                               16
       Item 5.  Other Information.                                                                 16
       Item 6.  Exhibits and Reports on Form 8-K.                                                  16

SIGNATURES                                                                                         17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          ORATEC INTERVENTIONS, INC.

                           CONDENSED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                                        September 30,   December 31,
                                                                                            2000           1999
                                                                                          --------       --------
                                                                                         (unaudited)
Assets
Current assets:
  Cash and cash equivalents...........................................................  $   51,260      $    5,943
  Short term investments..............................................................          --           2,931
  Accounts receivable, net............................................................       7,674           6,306
  Inventories.........................................................................       6,151           3,248
  Prepaid expenses and other current assets...........................................       2,233           1,004
                                                                                        ----------       ---------
   Total current assets...............................................................      67,318          19,432
Property and equipment, net...........................................................       8,901           4,409
                                                                                        ----------       ---------
                                                                                        $   76,219       $  23,841
                                                                                        ==========       =========
Liabilities and stockholders' equity
Current liabilities:
  Bank borrowings.....................................................................  $       --       $   3,427
  Accounts payable....................................................................       1,586           1,735
  Accrued compensation and benefits...................................................       3,570           2,953
  Other accrued liabilities...........................................................       1,859           1,817
  Current portion of notes payable....................................................          --           1,705
  Current portion of equipment financing obligations..................................          35           1,425
                                                                                        ----------       ---------
Total current liabilities.............................................................       7,050          13,062
Long term notes payable...............................................................          --           2,295
Long term equipment financing obligations.............................................           5           2,053

Redeemable convertible preferred stock, $0.001 par value..............................          --          35,816
Common stock, $0.001 par value........................................................          22               4
Additional paid-in capital............................................................      98,946           1,625
Deferred stock compensation...........................................................        (252)           (320)
Receivable from stockholder...........................................................          --              (9)
Accumulated deficit...................................................................     (29,552)        (30,685)
                                                                                        ----------       ---------
                                                                                        $   76,219       $  23,841
                                                                                        ==========       =========

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

               (In thousands, except per share data, unaudited)


                                                                              Three months ended    Nine months ended
                                                                                September 30,         September 30,
                                                                           -------------------------------------------
                                                                                2000       1999       2000       1999
                                                                              -------    -------    -------    -------
Sales......................................................................  $ 11,528    $ 8,839   $ 37,754   $ 21,738
Cost of sales..............................................................     3,954      3,328     11,382      9,589
                                                                             --------    -------   --------   --------

Gross profit...............................................................     7,574      5,511     26,372     12,149
Operating expenses:
  Research and development.................................................     1,489      1,099      4,293      3,121
  Sales and marketing......................................................     4,979      4,675     17,210     12,169
  General and administrative...............................................     1,294      2,241      3,568      4,061
  Stock compensation (1)...................................................       182        238      1,102        485
                                                                             --------    -------   --------   --------
Total operating expenses...................................................     7,944      8,253     26,173     19,836
                                                                             --------    -------   --------   --------

Income (loss) from operations..............................................      (370)    (2,742)       199     (7,687)

Interest and other income..................................................       804        164      1,744        505
Interest and other expense.................................................      (125)      (282)      (750)      (962)
                                                                             --------    -------   --------   --------

Income (loss) before income taxes..........................................       309     (2,860)     1,193     (8,144)

Provision for income taxes.................................................        15         --         60         --
                                                                             --------    -------   --------   --------

Net income (loss)..........................................................  $    294    $(2,860)  $  1,133   $ (8,144)
                                                                             ========    =======   ========   ========

Basic net income (loss) per share..........................................  $   0.01    $ (0.67)  $   0.07   $  (1.97)
                                                                             ========    =======   ========   ========
Diluted net income (loss) per share........................................  $   0.01    $ (0.67)  $   0.05   $  (1.97)
                                                                             ========    =======   ========   ========
Pro forma diluted net income (loss) per share..............................  $   0.01    $ (0.18)  $   0.05   $  (0.50)
                                                                             ========    =======   ========   ========

Shares used in computing basic net income (loss) per share.................    22,140      4,248     15,944      4,141
Shares used in computing diluted net income (loss) per share...............    24,776      4,248     22,737      4,141
Shares used in computing pro forma diluted net income (loss) per share.....    24,776     16,328     22,737     16,214

  (1) Stock compensation expense relates to research and development expenses.

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

               Increase (decrease) in cash and cash equivalents
                           (In thousands, unaudited)


                                                                                            Nine months ended
                                                                                              September 30,
                                                                                             2000      1999
                                                                                            -------   -------
Operating activities
Net income (loss)........................................................................   $ 1,133   $(8,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization...........................................................     2,608     2,548
 Stock compensation expense..............................................................     1,102       449
 Issuance of equity for non-cash benefits................................................       120        36
 Changes in operating assets and liabilities:
  Accounts receivable....................................................................    (1,368)   (2,835)
  Inventories............................................................................    (2,903)   (1,478)
  Prepaid expenses and other current assets..............................................    (1,229)     (651)
  Accounts payable.......................................................................      (149)       58
  Accrued compensation and benefits......................................................       617     1,007
  Other accrued liabilities..............................................................        42       457
                                                                                            -------   -------
Net cash used in operating activities....................................................       (27)   (8,553)
                                                                                            -------   -------
Investing activities:
Purchases of short term investments......................................................        --    (6,173)
Maturities of short term investments.....................................................     2,931     6,996
Capital expenditures.....................................................................    (7,100)   (1,665)
                                                                                            -------   -------
Net cash used in investing activities....................................................    (4,169)     (842)
                                                                                            -------   -------
Financing activities:
Proceeds from issuance of common stock...................................................    60,369       341
Proceeds from repayment of shareholder receivable........................................         9        --
Proceeds from notes payable..............................................................        --     4,000
Repayment of bank borrowings.............................................................    (3,427)       --
Repayment of notes payable...............................................................    (4,000)       --
Proceeds from equipment financing obligations............................................        --       633
Repayment of equipment financing obligations.............................................    (3,438)     (457)
                                                                                            -------   -------
Net cash provided by financing activities................................................    49,513     4,517
                                                                                            -------   -------
Net increase (decrease) in cash and cash equivalents.....................................    45,317    (4,878)
Cash and cash equivalents at beginning of period.........................................     5,943    11,583
                                                                                            -------   -------
Cash and cash equivalents at end of period...............................................   $51,260   $ 6,705
                                                                                            =======   =======

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1.  Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ORATEC Interventions, Inc. for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These condensed financial statements should be read in conjunction with financial statements for the year ended December 31, 1999 contained in our Registration Statement on Form S-1 (No. 333-95815). The balance sheet at December 31, 1999 was derived from audited financial statements; however, the financial statements in this report are condensed and do not include all disclosures required by generally accepted accounting principles.

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

The following is a reconciliation of the computation for basic, diluted and pro forma diluted net income (loss) per share (in thousands, except per share data):

                                                                    Three months ended   Nine months ended
                                                                       September 30,       September 30,
                                                                    -------------------  ------------------
                                                                      2000       1999       2000     1999
                                                                    -------    -------    -------  -------
Net income (loss).................................................  $   294    $(2,860)   $ 1,133  $(8,144)
                                                                    =======    =======    =======  =======
Shares used in the calculation:
Weighted-average common shares outstanding
  used to compute basic net income (loss) per share...............   22,140      4,248     15,944    4,141
Weighted-average effect of dilutive securities:
  Options.........................................................    2,444         --      2,444       --
  Warrants........................................................      192         --        192       --
                                                                    -------    -------    -------  -------
Weighted-average shares used to compute
  diluted net income (loss) per share.............................   24,776      4,248     18,580    4,141
Pro forma adjustment to reflect weighted-
average effect of assumed conversion of
redeemable convertible preferred shares...........................       --     12,080      4,157   12,073
                                                                    -------    -------    -------  -------
Weighted-average shares used to compute pro forma
diluted net income (loss) per share...............................   24,776     16,328     22,737   16,214
                                                                    =======    =======    =======  =======

Net income (loss) per share:
Basic.............................................................  $  0.01    $ (0.67)   $  0.07  $ (1.97)
                                                                    =======    =======    =======  =======
Diluted...........................................................  $  0.01    $ (0.67)   $  0.05  $ (1.97)
                                                                    =======    =======    =======  =======
Pro forma diluted.................................................  $  0.01    $ (0.18)   $  0.05  $ (0.50)
                                                                    =======    =======    =======  =======

The Company issued 4,600,000 shares of common stock at the close of its initial public offering on April 10th, 2000. At that time, all outstanding convertible preferred stock converted to common stock.

3.  Comprehensive Income (Loss):

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. For the three and nine month periods ended September 30, 2000 and September 30, 1999, reported net income (loss) approximated comprehensive net income (loss).

4.  Balance Sheet Detail (in thousands):

                                                          September 30,      December 31,
                                                        -------------------------------------
                                                              2000              1999
                                                             ------            ------
Inventory:
 Raw materials........................................        $2,407            $1,087
 Work-in-process......................................           301               284
 Finished goods.......................................         2,730               790
 Generators held for sale.............................           714             1,087
                                                              ------            ------
Total.................................................        $6,151            $3,248
                                                              ======            ======
Other accrued liabilities:
 Accrued professional fees............................        $  604            $  581
 Dealer commissions...................................           303               299
 Clinical and development costs.......................           300               189
 Other................................................           652               748
                                                              ------            ------
Total.................................................        $1,859            $1,817
                                                              ======            ======

5.  Recent Accounting Pronouncements:

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. ORATEC believes that the adoption of SAB 101 will not have a material impact on its operations, historical financial statements or financial position.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have a material impact on ORATEC's operations, historical financial statements or financial position.

    In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on ORATEC's financial statements.

6. Segment Information:

    ORATEC's spine and arthroscopy product sales are as follows (in thousands):

                                                  Three months ended              Nine months ended
                                          ---------------------------------------------------------------
                                                     September 30,                    September 30,
                                          -------------------------------   -----------------------------
                                              2000             1999             2000             1999
                                           ----------        --------       -----------      ------------
Spine..................................... $   5,724         $  5,231       $   19,766       $    10,845
Arthroscopy...............................     5,804            3,608           17,988            10,893
                                           ---------         --------       ----------       -----------
                                           $  11,528         $  8,839       $   37,754       $    21,738
                                           =========         ========       ==========       ===========


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

     All of our revenues are generated from sales of our spine and arthroscopy products. For the nine months ended September 30, 2000, 92% of our total sales was derived from our disposable spine catheters and arthroscopy probes and 8% was derived from sales of generators and accessories. During the nine months ended September 30, 2000, our results of operations produced a profit of $1.1 million. Our profitability continues to be attributable to increased sales of our spine and arthroscopy products. At September 30, 2000 we had an accumulated deficit of $29.6 million.

     In the nine months ended September 30, 2000, only 2% of our sales was derived from markets outside the U.S., and we do not expect international sales to increase significantly in the near future. In international markets, we expect to rely exclusively on third-party distributors. Our gross margins on sales through international third-party distributors are less than our gross margins on U.S. sales as a result of price discounts. We have limited or no control over the sales efforts of these third-party distributors.

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

     The medical device market is litigious. Although we are involved in product liability actions, we do not believe that any of these are material to our business or financial condition. In addition, we may become subject to patent proceedings. The costs of such lawsuits may be material and could affect our earnings and financial position. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties, which could harm our results of operations.

     Our future growth depends on expanding our current markets and finding new high growth markets in which we can leverage our core technologies of applying thermal energy to treat soft tissue disorders. Additionally, our growth rate may be affected by the timing of the release of clinical results data that certain managed care organizations await before making reimbursement decisions related to our IDET procedure. To the extent any current or additional markets do not materialize in accordance with our expectations, our sales could be lower than expected.

Results of Operations

  Sales

     Sales increased 30% to $11.5 million for the three months ended September 30, 2000 from $8.8 million for the three months ended September 30, 1999. Sales increased 74% to $37.8 million for the nine months ended September 30, 2000 from $21.7 million for the nine months ended September 30, 1999. The sales increase was led by continued market adoption of our SpineCATH IntraDiscal Electrothermal Therapy (IDET) system, for which sales have increased from $10.8 million to $19.8 million, or 82%, between the first nine months of 1999 and the first nine months of 2000. Our arthroscopy business increased from $10.9 million to $18.0 million, or 65%, between the first nine months of 1999 and the first nine months of 2000, as the introduction of our Vulcan arthroscopy system led to greater account penetration and probe utilization rates. The increased sales in both product lines is attributable to new product introductions, increased numbers of physicians trained in the use of our products, the increasing effectiveness of our spine and arthroscopy sales forces and the numbers of generators placed in hospitals and clinics.


  Cost of sales

     Cost of sales increased to $4.0 million for the three months ended September 30, 2000, a 19% increase from $3.3 million for the three months ended September 30, 1999. Cost of sales increased to $11.4 million for the nine months ended September 30, 2000, a 19% increase from $9.6 million for the nine months ended September 30, 1999. The increase in overall cost of goods sold between 1999 and 2000 was driven by higher unit shipments and costs of increased manufacturing capacity. Cost of sales consists of material, labor and overhead costs, as well as depreciation on generators placed with customers for their use with our disposable products.


  Gross profit

     Gross profit increased to $7.6 million, or 66% of sales, for the three months ended September 30, 2000 from $5.5 million, or 62% of sales, for the three months ended September 30, 1999. Gross profit increased to $26.4 million, or 70% of sales, for the nine months ended September 30, 2000 from $12.1 million, or 56% of sales, for the nine months ended September 30, 1999. The increases in overall gross profit are attributable to sales growing at a faster pace than manufacturing and depreciation costs and overall increases in manufacturing efficiency.

  Research and development expenses

     Research and development expenses increased 36% to $1.5 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. Research and development expenses increased 38% to $4.3 million for the first nine months of 2000 from $3.1 million for the first nine months of 1999. The increases are related to the addition of headcount and office space for increased development efforts on next-generation spine devices and advanced arthroscopy probes. Research and development expenses consist of costs related to our research and development, regulatory and clinical affairs functions, as well as costs associated with scientific and clinical studies. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

  Sales and marketing expenses

     Sales and marketing expenses increased 7% to $5.0 million for the three months ended September 30, 2000 from $4.7 million for the three months ended September 30, 1999. Sales and marketing expenses increased 41% to $17.2 million in the first nine months of 2000 from $12.2 million for the first nine months of 1999. Increased expenses were primarily due to greater overall sales and marketing headcount, higher commission expenses, increased marketing and training costs and expenses associated with our reimbursement function. Sales and marketing expenses consist primarily of costs for sales, marketing and reimbursement staff, sales commissions, medical conference participation and physician training programs. We anticipate that sales and marketing expenses will increase as we continue to develop our sales and reimbursement support staffs and expand our physician training programs.


  General and administrative expenses

     General and administrative expenses were $1.3 million for the three months ended September 30, 2000, a 42% decrease from $2.2 million for the three months ended September 30, 1999. General and administrative expenses were $3.6 million for the nine months ended September 30, 2000, a 12% decrease from $4.1 million for the first nine months ended September 30, 1999. General and administrative costs for the third quarter of 1999 included $1.0 million related to the company's efforts to complete a public offering that was cancelled during that quarter. Increased expense activity levels during the nine months ended September 30, 2000 were primarily from costs associated with increased headcount, patent legal costs, along with expenses related to being a public company. General and administrative expenses consist primarily of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor-related expenses as a public company.

Stock compensation expense

     Stock compensation expense was $182,000 and $238,000 for the three months ended September 30, 2000 and September 30, 1999, respectively. Stock compensation expense was $1.1 million and $485,000 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively. Stock compensation expense relates principally to options granted to consultants for services rendered. Stock compensation expense for consultant options is calculated using the Black-Scholes option pricing model, in which the stock price is one of the key variables. The stock compensation expense for the nine months ended September 30, 2000 was based on the average monthly stock prices for each month of 2000. To the extent that our average stock price for the remaining months of 2000 is higher, this charge could increase significantly.

  Interest and other income (expense), net

     Net interest and other income was $679,000 for the three months ended September 30, 2000, a change from net interest and other expense of $(118,000) for the three months ended September 30, 1999. Net interest and other income was $994,000 for the nine months ended September 30, 2000, a change from net interest and other expense of $(457,000) for the nine months ended September 30, 1999. Net interest and other income (expense) is comprised primarily of interest earned on cash balances and short term investments, offset by interest expense on equipment and debt obligations. In 2000, interest income exceeded interest expense due to proceeds received from the company's initial purchase offering in the second quarter of 2000. During the three months ended September 30, 2000, the company paid down substantially all of its debt balances, decreasing future interest expenses.


  Provision for income taxes

     The income tax provision for the three and nine months ended September 30, 2000 is based on an estimated effective annual tax rate of 5%. The income tax provision represents primarily current state and federal minimum income taxes after utilization of net operating loss carryforwards.

      As of December 31, 1999, we had net operating loss carryforwards of approximately $24.1 million for federal and $4.5 million for California and Delaware income tax purposes. We also had research and development credit carryforwards of $400,000 for federal income tax purposes. The net operating loss carryforwards will expire at various dates beginning in 2009 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations of the Internal Revenue Service Code of 1986, however, the Company believes that there is no material limitation on utilization as a result. The annual limitation may result in the expiration of the net operating losses before utilization.

     Net cash used in operating activities was $27,000 for the nine months ended September 30, 2000, compared to net cash used of $8.6 million for the nine months ended September 30, 1999. The decrease related mainly to our profitability in the first nine months of 2000, offset by increased working capital requirements.

     Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2000, compared to $842,000 for the nine months ended September 30, 1999. The increase was related to higher capital expenditures for generators and facilities in the first nine months of 2000, partially offset by the timing of maturities of our short term investments.

     Net cash provided by financing activities was $49.5 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $4.5 million for the nine months ended September 30, 1999. The increase is due mainly to proceeds from our initial public offering and the exercise of stock options and was partially offset by the repayment of debt balances. During the nine months ended September 30, 1999, we drew down a subordinated debt facility for $4.0 million, which accounted for substantially all of the financing activity for that period.

     As of September 30, 2000, our principal debt and other commitments consisted of $40,000 outstanding under various capital leases and financing agreements. We expect to increase our capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets. As of September 30, 2000, we had no active or available debt facilities.

     Our principal source of liquidity at September 30, 2000 consisted of $51.3 million of cash and cash equivalents, primarily from our initial public offering which was completed on April 10, 2000. Our offering raised net proceeds of approximately $58.8 million. We believe that our current cash position, along with cash generated from the future sales of products, will be sufficient to meet our operating and capital requirements for the next 18 months. If existing cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that restrict our operations. Any additional funding, if required, may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional funding, if needed, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our results of operations and financial condition.

Factors That May Affect Future Results

     In addition to the other information in this report, the following factors should be considered carefully in evaluating our business and prospects.

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

     Physicians, hospitals and other health care providers are unlikely to purchase our products if they do not receive reimbursement from payors for the cost of the procedures using our products. There are payors, including a number of managed care organizations, that have refused to reimburse for the cost of procedures using our products until long term peer reviewed clinical data has been published. In addition, even upon the publication of peer reviewed data, payors still may not reimburse for the procedure based on individual criteria. The advent of contracted rates per procedure has also made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes.

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

     If our future quarterly sales or operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. Stock price fluctuations may be exaggerated if the trading volume of our common stock is low.

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

     We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, product development and administrative staff. Although we attained profitability during the first three quarters of 2000, if sales do not continue to grow, we may not be able to maintain profitability in the future. In particular, we incurred losses of $11.3 million in 1998 and $9.7 million in 1999. As of September 30, 2000, we had an accumulated deficit of approximately $29.6 million.

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

     We manufacture medical devices that are used on patients in surgical procedures, and we are thus subject to product liability lawsuits as part of our ordinary course of business. Although we are involved in product liability actions, we do not believe any of these are material to our business or financial condition. We have reported to the FDA instances in which burns and probe breakage were reported in connection with the use of our arthroscopy products and instances of nerve inflammation caused by an arthroscopic procedure performed on the shoulder. We have also reported instances in which a portion of the SpineCATH catheter broke off in the patient's body and instances in which the SpineCATH catheter experienced an electrical short during the procedure, resulting in a small burn at the entry point on the skin. We believe that both the catheter breakage and electrical shorts were related, in the majority of the reported instances, to overmanipulation of the catheter which caused the catheter to kink. In addition, we have reported instances in which the SpineCATH catheter has caused motor and nerve impairment. We do not believe that any of these instances were the result of design flaws. During 1999, we sent a letter to our physician customers informing them of the close association between catheter kinking and breakage and a safety alert emphasizing the importance of following the correct protocol during the IDET procedure.

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

Item 2.   Changes in Securities and Use of Proceeds.

       (d) On April 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95815) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of our Common Stock were sold on April 10, 2000 for the account of the Company at a price of $14.00 per share, generating aggregate gross proceeds of $64.4 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Merrill Lynch & Co., J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray. After deducting approximately $4.5 million in underwriting discounts and commissions and $1,100,000 in other transaction expenses, the net proceeds of the offering were approximately $58.8 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short term, investment grade, interest bearing securities. As of September 30, 2000, we had used approximately $10.9 million of the proceeds of the offering to repay debt balances. We intend to use the proceeds from the offering to expand sales, marketing and reimbursement activities, to develop the Company's product lines, to fund acquisitions or investments and to fund general corporate purposes, including working capital.

Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.   Other Information. Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               10.11++   1999 Directors' Stock Option Plan

               27.1      Financial Data Schedule
               ____________________________
               ++ Supersedes previously filed exhibit

          (b)  Reports on Form 8-K: Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ORATEC INTERVENTIONS, INC.


                                            By: /s/ Nancy V. Westcott
                                                -------------------------
                                                Nancy V. Westcott
                                                Chief Financial Officer and Vice
                                                President of Administration

Date: November 14, 2000

                                  EXHIBIT INDEX
                                  -------------

10.11++  1999 Directors' Stock Option Plan and Form Option Agreement.

27.1     Financial Data Schedule.
____________________________
++ Supersedes previously filed exhibit
                                      -18-