Form 10-K405
period 2000-12-31
ORATEC INTERVENTIONS INC
filed 2001-03-23
CIK 1037165

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from            to

                       Commission file number: 000-26745

                               ----------------

                          ORATEC Interventions, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                 94-3180773
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

                3700 Haven Court, Menlo Park, California 94025
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (650) 369-9904

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $132,460,143 as of February 28, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 22,759,473 shares of the registrant's Common Stock issued and outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on April 23, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ORATEC INTERVENTIONS, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Item 1.      Business..................................................     3

 Item 2.      Properties................................................    23

 Item 3.      Legal Proceedings.........................................    23

 Item 4.      Submission of Matters to a Vote of Security Holders.......    23

 Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters......................................    24

 Item 6.      Selected Financial Data...................................    25

 Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    26

 Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk.....................................................    32

 Item 8.      Financial Statements and Supplementary Data...............    33

 Item 9.      Changes in Disagreements with Accountants on Accounting
               and Financial Disclosure.................................    51

 Items 10-13. Incorporated by Reference.................................    51

                                    PART I

ITEM 1. BUSINESS.

Overview

  ORATEC Interventions develops and markets innovative medical devices that use controlled thermal energy to treat spine and joint disorders. We currently market two minimally invasive systems, the SpineCATH IntraDiscal
ElectroThermal Therapy, or IDET, system and the ElectroThermal Arthroscopy System. These proprietary systems deliver heat to modify, cut or remove damaged or stretched tissue.

  Our SpineCATH IDET system offers a minimally invasive outpatient alternative to patients suffering from chronic low back pain caused by degenerative disc disease. The IDET system enables physicians to navigate to the location of damaged tissue within a spinal disc using a self-guiding single use catheter. Physicians can then apply heat directly to the disc wall. Following the IDET procedure, the majority of patients have experienced significant pain reduction and improved overall quality of life and physical function. The procedure does not require general anesthesia or extended hospitalization and does not subject the patient to the post-operative complications often associated with spine surgery. The IDET system was formally launched in October 1998, and we estimate that, as of February 28, 2001 over 900 physicians had performed the IDET procedure on more than 25,000 patients.

  We offer a proprietary ElectroThermal Arthroscopy System, which treats joint disorders through the application of controlled heat by modifying, cutting or removing soft tissue. The system provides a minimally invasive outpatient treatment option for patients who suffer from joint disorders caused by loose or stretched ligaments and whose most viable option is often open surgery. In addition, we believe our system can improve on existing arthroscopic procedures through tissue modification in combination with tissue anchoring, cutting and removal, or ablation. The ElectroThermal Arthroscopy System was launched in March 1997. In November 1999, we introduced the Vulcan ElectroThermal Arthroscopy System (EAS), which combines the benefits of rapid tissue cutting and ablation capabilities with the ability to modify tissue using our temperature control technology. We estimate that, as of February 28, 2001, over 2,100 physicians had used our arthroscopy products in approximately 260,000 procedures.

  As of February 28, 2001 we had 23 issued patents, six notices of allowance and 45 U.S. and foreign patent applications.

  Our goal is to establish and maintain technology leadership by meeting the needs of the spine and arthroscopy markets, two growing segments of the medical device industry. In 2001, we plan to continue to devote substantial resources to our sales and marketing efforts, physician training programs, reimbursement activities, the continued establishment of clinical and scientific support of our products, and research and development efforts.

 Spine Market Opportunity

  Back pain costs the U.S. economy over $50 billion annually and represents the second most common reason for doctor visits. Conditions related to back pain account for more hospitalizations annually than any other orthopedic condition. It is estimated that, at any given time, five million individuals in the U.S. suffer from pain in the lumbar region, commonly known as low back pain. The prescribed treatment for low back pain depends on the severity and duration of the pain and the success or failure of non-operative therapies. Non-operative therapies include bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. While the vast majority of patients respond to these treatments, many fail to improve with non-operative therapies, suffer from degenerative disc disease and yet do not have the level of disc degeneration necessary to warrant a spinal fusion. We believe these individuals are candidates for our IDET procedure.

 Spinal Anatomy and Back Pain

  The spinal column is segmented into 24 separate bones called vertebrae that are connected together to permit a normal range of motion, including forward, backward, lateral and twisting movement. The spinal cord, the body's central nerve column, is enclosed within the spinal column. Between each vertebra of the spine is a disc, which allows for flexible movement between the vertebra. Discs act as shock absorbers that protect the spinal column during normal activities. Each disc consists of a "jelly-like" internal mass, known as the nucleus. The layered fibrous wall, known as the annulus, which surrounds the nucleus is composed primarily of collagen. In a healthy spine, the nucleus is elastic and is surrounded by a strong disc wall, which allows the vertebra to be well supported and move normally.

  Everyday motion of our back causes repeated stress on the spine. Over time, and after repeated stress, the wall of the disc may weaken and develop cracks and fissures. This condition is known as degenerative disc disease. The cracks and fissures may allow the nucleus to seep into the disc wall, which can sensitize nerve fibers and cause severe back pain. In addition, small blood vessels and tiny nerve fibers grow into the fissures, causing ongoing pain. The weakened disc wall may also bulge or rupture under the pressure of the seeping nucleus, resulting in a disc herniation. This bulging or rupturing of the disc can injure the spinal nerve roots causing leg and hip pain, also known as sciatica.

 Existing Surgical Procedures

  Spine surgery is highly invasive and complex due to the proximity of major muscle groups, nerves, blood vessels and organs. The spinal cord, branching nerves and major muscle groups surround the rear portion of the spine, while blood vessels, nerves and organs surround the front portion of the spine. Discectomies, which involve the removal of a portion of the affected disc tissue, are the most commonly performed surgical treatment to treat severe leg pain caused by disc herniation. However, for patients suffering from chronic back pain caused by degenerative disc disease, spinal fusion is the most viable surgical treatment option.

  Spinal fusion involves the fusing together of adjoining vertebrae in cases where the patient has advanced disc degeneration or spine instability. This invasive procedure involves a surgical incision in the patient's back or abdomen. Fusions frequently require the removal of the affected disc material and the surgical attachment of a metal implant or a spinal fusion cage to join the two surrounding vertebrae. In addition, this procedure often involves a second incision to remove bone from the patient's hip for implantation as a bone graft for insertion into the disc space.

  The operating time for low back spinal fusion surgeries utilizing metal implants and spine cages averages over three hours with a post-operative hospital stay for the patient, which averages over four days. The patient also generally requires significant post-operative pain medication. While the cost of these procedures varies widely, we estimate that the total cost of most spinal fusion surgeries is approximately $45,000.

  We estimate that approximately 100,000 low back pain sufferers in the U.S. undergo spinal fusion surgery annually. Only a small percentage of patients with chronic low back pain actually undergo spinal fusion because it is permanent, highly invasive and generally limited to the treatment of severe conditions, which could not be treated with a minimally invasive procedure. In addition, clinical data has indicated that spinal fusion often causes further deterioration of the discs on either side of the fusion site and only reduces pain in approximately 60% of patients treated. Further, there are spine disorders for which spinal fusion is not the medically indicated treatment. We believe that the overall invasiveness of available therapies, as well as the uncertainty of the alleviation of pain, leads many patients to defer surgery until surgery is their only option, and continue to live with their chronic pain.

The ORATEC Catheter-Based Spine Solution

  Our SpineCATH IntraDiscal ElectroThermal Therapy, or IDET, system offers a minimally invasive outpatient alternative to patients suffering from chronic low back pain caused by degenerative disc disease.

 The Procedure

  The SpineCATH IDET system uses thermal energy technology to treat the degenerated disc wall in a minimally invasive manner. The procedure begins with the insertion of our proprietary single use SpineCATH catheter through an introducer needle into the center of the disc. As the surgeon inserts the catheter into the spine, the catheter guides itself along the disc wall. The position of the catheter is confirmed by the physician using real time X-rays. The physician begins to treat the disc by applying controlled levels of heat to the disc wall. Although the mechanism of action is not yet understood, there are several potential beneficial effects of heating the disc wall that may be responsible for the pain relief experienced by the majority of patients treated. These possible effects include a sealing of the disc wall, a stiffening of the disc wall and desensitization of nerve fibers in the disc wall. In contrast to spine surgery, our procedure does not remove disc tissue.

  IDET is performed in an outpatient setting using local anesthesia. ORATEC's protocol calls for the patient to be responsive during the procedure to enable the physician to closely monitor his or her condition. Depending on the condition of the disc, the procedure may require the insertion of more than one catheter for more complete treatment of the affected area of the disc wall. Multiple discs may be treated in a single IDET procedure. Once the therapy is completed, the catheter and needle are removed. The patient is sent home with a bandaid over the needle insertion site. The procedure costs approximately $8,000.

  During the three to four month healing period following the procedure, patients must exercise caution in the amount of stress the treated disc endures. Patients are often advised by the physician to wear back support for the first six weeks and to adhere to activity and physical rehabilitation guidelines. While there are a few patients who have reported increased pain in their backs and numbness in their legs following the IDET procedure, most patients report significant relief from their back pain and few post-procedure complications. Clinical data has indicated that 60%-85% of patients treated with IDET report a significant reduction in pain and a significant improvement in physical function, as measured by the Visual Analog Scale, or VAS, pain score system and the SF-36 patient outcomes questionnaire. The breadth of this range is due to the numerous variables, which affect physician results including, among others, patient selection criteria and each physician's experience using the SpineCATH catheter.

  Because we only have three years of patient follow-up data for our spine products, we do not have sufficient data to determine if the pain relief provided by the IDET procedure is permanent. We believe the procedure can be repeated if longer term patient follow up indicates that patients experience a recurrence in pain.

 Benefits of IDET

  Clinical and scientific experience to date has indicated that IDET has the following benefits:

  . Minimally invasive treatment option: With the IDET procedure, patients suffering from chronic low back pain have a new, minimally invasive alternative if non-operative therapies have failed. IDET treats the affected area of a specific disc in the lower back without the removal of tissue or the permanent alteration of spinal anatomy associated with conventional surgical treatments. We believe our procedure can be repeated and does not preclude physicians from subsequently prescribing more invasive surgical alternatives in the future.

  . Significant reduction in reported patient pain levels and improvement in overall quality of life: Clinical data has indicated that 60%-85% of patients treated with IDET report a significant reduction in pain and a significant improvement in physical function. In many cases, IDET benefits also include increased sitting tolerance, ability to return to work and the reduction or elimination of pain medication use following the IDET procedure.

  . IDET may be reparative: Clinical results indicate that the IDET enables physicians to apply controlled levels of heat to the disc wall. Scientific studies are currently underway to investigate the healing process following the IDET therapy.

  . Significant decrease in overall time and cost: IDET takes approximately one hour to perform in an outpatient setting under local anesthesia. Spinal fusions are inpatient procedures performed under general anesthesia, are costly and require a prolonged hospital stay.

Arthroscopy Market Opportunity

  Arthroscopy is the minimally invasive treatment of joint tissue assisted with a miniaturized camera, or arthroscope. Approximately 2.7 million arthroscopic procedures were performed in the U.S. in 1999. We believe the number of arthroscopic procedures is growing due to technological advancements, physician and patient demand for less invasive procedures, the increasing incidence of joint injuries caused by a greater emphasis on physical fitness, and an aging population.

  While we believe that shoulder arthroscopy is the fastest growing portion of the market, with 700,000 procedures performed in 1999, knee arthroscopy continues to represent the greatest number of arthroscopic procedures, accounting for approximately 1.6 million of arthroscopic procedures performed. In addition, there were approximately 350,000 elbow, ankle, wrist and hip joint arthroscopic procedures performed in 1999.

 Joint Anatomy and Soft Tissue Disorders

  Human joints are formed at the juncture of two or more bones and permit motion of the otherwise rigid human skeleton. The bones of the joints are joined by ligaments and separated by cartilage. The cartilage in the joints acts as a cushion and the ligaments work to stabilize the joints when they are stressed. As a result of injury or repetitive motion, soft tissue of the ligaments and cartilage can be damaged, become worn and begin to stretch, loosen or tear. This tissue damage can result in a wide range of joint disorders from joint instability to severe ligament tears.

 Existing Surgical Alternatives

  Many joint injuries and disorders, including loose shoulder ligaments, severe ankle sprains and torn and stretched knee ligaments, are treated using open surgery. Open surgery involves large incisions, a prolonged hospital stay, extensive rehabilitation over an extended recovery period and high overall costs. Many of these conditions are not treated arthroscopically either because arthroscopic techniques are not available, are not effective, or are too difficult to perform.

  Arthroscopic surgery allows surgeons direct access to and a magnified view of most areas of the joint through several small incisions. Using existing electrosurgical tools, surgeons are able to cut and ablate damaged tissue. However, research indicates that for conditions that involve stretched or loose tissue, the ability to modify tissue by using heat to shrink the collagen within the tissue could produce better patient outcomes. Existing electrosurgical tools are capable of cutting and removing, or ablating, soft tissue because feedback on temperature is not required for these procedures. We believe that for tissue modification, physicians must be able to monitor and maintain temperature within an optimal range. The invasiveness of open surgery and the lack of effective arthroscopic procedures to modify tissue has led many patients to elect to live with their condition until pain or loss of motion becomes unmanageable.

The ORATEC Temperature Control Arthroscopy Solution

  Our ElectroThermal Arthroscopy System for tissue modification, cutting and ablation offers a minimally invasive solution to patients whose alternatives are open surgery or a less effective arthroscopic procedure.

 The Procedures

  Our ElectroThermal Arthroscopy System utilizes the TAC probe, a single use device, which applies heat to soft tissue in the joints utilizing our proprietary temperature control system. The procedure begins with the insertion of several small tubes into the joint. An irrigant is then flushed through the joint to permit clear visualization through the arthroscope and expand the space in the joint for the surgical procedure. The surgeon inserts the TAC probe into the joint and begins to paint the surface of the tissue with the tip of the probe, controlling the energy level and maintaining optimal temperature. In response to the application of heat, the collagen in the tissue of the joints shrinks and tightens.

  In November 1999, we introduced the Vulcan ElectroThermal Arthroscopy System, or EAS. This system is designed to allow physicians to set the generator at higher temperature levels to rapidly cut and ablate soft tissue and to utilize our proprietary temperature control technology to effectively modify damaged tissue.

  Our procedure is usually performed under general anesthesia, and the patient is sent home the same day with the joint immobilized by a brace or a sling. The postoperative healing period can extend to four months.

Benefits of the ElectroThermal Arthroscopy System

  Clinical and scientific experience to date has indicated that our ElectroThermal Arthroscopy System has the following benefits:

  . Single comprehensive system: Existing arthroscopic systems do not allow physicians to effectively control temperature during modification procedures and to cut and ablate tissue using the same system. Our Vulcan EAS provides physicians a single system for all three treatment approaches, and includes our proprietary temperature control capability, which is designed to keep the temperature of treated tissue within an optimal temperature range.

  . Minimally invasive solution: The ElectroThermal Arthroscopy System offers physicians a minimally invasive alternative for patients who might otherwise avoid or delay open surgery. Clinical data indicates that patients treated with our products typically require significantly less post operative pain medication, experience a decreased risk of post operative recovery complications and require less extensive rehabilitation compared to patients who undergo open procedures. Open surgical treatments require large incisions and often result in a loss of range of motion and reduced athletic function.

  . Improvement of existing arthroscopic procedures: By combining our temperature control technology with other arthroscopic tools, physicians can more completely treat joint disorders. For example, in connection with the arthroscopic repair of a torn ligament, the application of our temperature control technology can be useful to tighten the joint tissue after the tear is repaired.

  . Significant decrease in overall cost and time: For physicians, our products offer less technically demanding procedures that significantly reduce operating times. For patients, our procedures cost significantly less than comparable open surgical procedures and typically allow them to leave the hospital within two hours of the procedure as compared to open surgery, which requires hospitalization.

Business Strategy

  Our strategy is to be the leading provider of minimally invasive devices for the treatment of chronic back pain and joint injuries and disorders. The key elements of our strategy include:

  . Target Large and Growing Markets. We target the spine and arthroscopy markets, two growing segments of the medical device industry.

  . Provide Proprietary Minimally Invasive Techniques to Meet Unmet Medical Needs. We focus on providing proprietary minimally invasive products to overcome the limitations of existing treatment options, which can be highly invasive and expensive and can result in sub-optimal patient outcomes.

  . Maintain Technology Leadership in Target Markets. We have an aggressive product development program designed to enhance our current products and develop new products for our target markets. Our ongoing focus is to design products that improve patient outcomes, simplify techniques, shorten procedure and rehabilitation time and reduce costs.

  . Expand Clinical Leadership to Promote Use of Our Products. We will continue to make substantial investments in the development of scientific and clinical research to support market acceptance of our innovative minimally invasive therapies. We have established strong relationships with leading physicians and have developed an extensive physician training and education program.

  . Establish Sales Leadership. We are investing in, and marketing our products through, separate spine and arthroscopy sales forces. In the U.S. market, we have direct sales employees in most major markets and sales agents elsewhere. We also provide reimbursement support for our customers. Internationally, we use distributors to market our arthroscopy products and have an exclusive distribution agreement with DePuy Acromed for the sale of our spine products.

Technology

  Our proprietary SpineCATH IDET system and ElectroThermal Arthroscopy System apply temperature-controlled thermal energy to achieve controlled modification of soft tissue. Collagen, the fibrous tissue that composes all human ligaments, tendons and connective tissue, reacts to heat by shrinking. At optimal temperatures, collagen fibers shrink, yet the mechanical and structural integrity of the treated collagen remains intact long enough to allow new collagen to grow back in a reparative way, as opposed to charring or forming scar tissue. Heating the tissue above this range damages the collagen, making it weak and preventing optimal growth of new collagen. Our SpineCATH IDET system utilizes our proprietary technology to control the temperature of the catheter allowing physicians to effectively modify the collagen in the disc. Our ElectroThermal Arthroscopy System includes the only products in the market that effectively monitor temperature to facilitate tissue modification while also permitting a physician to cut and ablate damaged tissue. We believe our systems result in more effective treatments than competing technologies.

 Technology--SpineCATH IDET

  Our IDET system is based on the application of resistive heat, which is thermal energy generated by an electric heating coil. This resistive heat is delivered through a proprietary self-guiding spine catheter to achieve controlled modification of the affected areas of the spinal disc. The thermal delivery system is a five-centimeter heating tip at the end of the catheter. The tip of the catheter contains a thermal monitoring mechanism, which continually measures and relays catheter temperature back to the energy source, the generator. Our research indicates that the optimal heating protocol for many procedures requires an incremental increase in the temperature of the treated tissue to a therapeutic temperature range. The temperature is then maintained at that level for the remainder of the prescribed treatment period. Our temperature feedback mechanism enables the generator to continually adjust heat to achieve catheter temperatures according to these predetermined heating protocols.

 Technology--ElectroThermal Arthroscopy System

  Physicians use our patented electrothermal arthroscopy products to perform a number of electrosurgical functions, including cutting, ablation, coagulation and electrothermal modification of tissue. Radiofrequency, or RF, energy is a portion of the electromagnetic spectrum, in which the alternating current flow produces molecular friction and thus heat in soft tissue. All electrosurgical systems contain two electrodes for directing energy: an active electrode and a return electrode. In monopolar electrosurgery, the active electrode is located at the tip of a hand-held probe and the return electrode is a dispersive pad, which rests on the patient's body. In bipolar electrosurgery, both active and return electrodes are located at the tip of the probe. Consequently, in bipolar systems, the current travels through only a shallow portion of target tissue before traveling back through the probe. We have based our arthroscopic system on monopolar technology because we believe that monopolar technology allows for more effective and consistent temperature control. The tip of our temperature control probe contains a thermocouple, which records temperature and relays it back to the generator, enabling the generator to adjust energy output up to 50 times per second to maintain optimal temperatures in modification procedures.

Products

  We currently manufacture and sell the SpineCATH IntraDiscal ElectroThermal Therapy system for the treatment of spinal disc disorders and the ElectroThermal Arthroscopy System for the treatment of joint injuries and disorders. Each of these systems utilizes controlled thermal energy to enable physicians to perform minimally invasive treatments of these disorders.

SpineCATH IDET System

  Our SpineCATH IDET system provides a non-surgical alternative for patients suffering from degenerative disc disease in the lower back. Our SpineCATH IDET received 510(k) premarket clearance from the FDA in March 1998 and was formally launched in October 1998.

     SpineCATH IDET System               Description                    Features
------------------------------------------------------------------------------------------
  .  SpineCATH IntraDiscal      .  Disposable 1.0 mm          .  Enters the disc through a
     Catheter                      flexible, self-guiding        17 gauge introducer
                                   catheter designed to          needle
                                   deliver resistive thermal  .  Catheter temperature
                                   energy                        sensing and control
                                                                 system
                                                              .  Pre-curved navigation
                                                                 tip, designed to
                                                                 automatically follow the
                                                                 curvature of the human
                                                                 disc
                                                              .  Radiopaque indicators,
                                                                 which enable physicians
                                                                 to verify optimal
                                                                 catheter placement
                                                                 through the use of real
                                                                 time X-rays
------------------------------------------------------------------------------------------
  .  ORA-50 S Electrothermal    .  The source of the energy   .  Software that causes the
     Generator                     used to heat the              catheter temperature to
                                   SpineCATH catheter            automatically increase
                                                                 according to the pre-
                                                                 determined heating
                                                                 protocols
                                                              .  Proprietary temperature
                                                                 feedback and control
                                                                 system, which monitors
                                                                 temperature in the tip of
                                                                 the catheter
                                                              .  Easy-to-read graphic
                                                                 display, which enables
                                                                 the physician to monitor
                                                                 catheter temperatures,
                                                                 delivered power and total
                                                                 treatment time

  In addition, we offer the ORAflex electrothermal disposable spine probe for the treatment of herniated discs.

ElectroThermal Arthroscopy System

  Our ElectroThermal Arthroscopy System provides a minimally invasive alternative for patients suffering from joint injuries. Our first TAC probe received 510(k) premarket clearance from the FDA in December 1995, and the first arthroscopy generator received clearance in December 1996. This system was launched in March 1997. We received 510(k) premarket clearance from the FDA for our ligament chisels in February 1997, and began marketing these products in September 1997. In November 1999, following 510(k) premarket clearance in October 1999, we introduced the Vulcan ElectroThermal Arthroscopy System (EAS) and a line of ablation probes for the rapid removal of soft tissue.

   Electrothermal Arthroscopy
             System                      Description                    Features
------------------------------------------------------------------------------------------
  .  Temperature Control (TAC)  .  Disposable temperature     .  Malleable shaft for
     Probes                        control probes                improved access and
                                                                 maneuverability in
                                                                 difficult-to-reach areas
                                .  Designed to treat a        .  Thermocouple in the probe
                                   variety of joint              tip, which measures and
                                   disorders using low           monitors temperature
                                   energy for soft tissue     .  Variety of probe shapes
                                   modification                  and sizes for optimal
                                                                 tissue access
------------------------------------------------------------------------------------------
  .  Ligament Chisel Family of  .  Disposable                 .  Malleable shaft for
     Electrosurgical Probes        electrosurgical cutting       improved access and
                                   probes                        maneuverability in
                                                                 difficult-to-reach joint
                                                                 areas
                                .  Cuts soft tissue while     .  Four different tip
                                   simultaneously                designs to allow precise
                                   cauterizing bleeding          matching of energy
                                   vessels                       delivery to specific
                                                                 anatomy and procedures
                                                              .  Tip design that enhances
                                                                 tactile feedback for
                                                                 optimal control and
                                                                 access
------------------------------------------------------------------------------------------
  .  Vulcan Family of Surgical  .  Disposable                 .  Low tip profile for
     Ablation Probes               electrosurgical ablation      improved joint access and
                                   probes designed for rapid     mobility within the joint
                                   tissue removal
                                .  Ablate tissue using        .  Improved visualization
                                   higher energy levels       .  Monopolar probe tips
                                   while simultaneously          which allow direct
                                   cauterizing bleeding          contact with tissue to
                                   vessels                       enhance tactile feedback
                                                                 to the physician
                                .  Variety of probe angles
                                   for optimal tissue access
------------------------------------------------------------------------------------------
  .  Eflex Family of Probes     .  Specialized versions of    .  Deflectable tips which
                                   the temperature control       can move up to 90 through
                                   and cutting probes            a mechanism built into
                                                                 the device handles
                                                              .  Deflectable tips which
                                                                 can move up to 90 through
                                                                 a mechanism built into
                                                                 the device handles
------------------------------------------------------------------------------------------
  .  Vulcan EAS Generator       .  200 watt generator         .  Improved temperature
                                                                 control technology for
                                                                 faster tissue response
                                                                 and shorter treatment
                                                                 times
                                .  Combines our proprietary   .  Auto-Probe recognition
                                   temperature control           that automatically
                                   technology with enhanced      selects the appropriate
                                   cutting and ablation          power, temperature and
                                   capabilities                  mode settings for each
                                                                 probe attachment

Sales and Marketing

  We market our products in the U.S. directly to physicians who perform spine and arthroscopic procedures. For our spine products, these physicians include orthopedic spine surgeons, neurosurgeons and pain management specialists. For our arthroscopy products, these physicians are orthopedic surgeons, including sports medicine specialists. We estimate that there are approximately 8,500 spine specialists in the U.S. and 7,000 orthopedic surgeons who consider arthroscopy to be their major practice area.

  We have a separate sales and marketing team for each of the spine and arthroscopy markets in order to address the different physician groups in each of these two areas. Each of these two sales organizations includes sales employees covering most major markets, complemented by select sales agencies. We believe that a direct sales force in certain markets is better able to attain in-depth expertise on the clinical benefits of our products. Agents representing our product lines concurrently handle other related products and have been selected based on their stature and performance in their respective markets.

  The marketing platform for both spine and arthroscopy is built on scientific and clinical data and extensive surgeon training programs. As of February 28, 2001 we have trained over 3,000 physicians in the use of the IDET procedure. Course faculty is comprised of physicians with extensive procedure experience using our products.

  Our spine products are marketed domestically by 21 direct sales employees, one national director, four regional sales managers, one marketing manager and 13 independent sales agencies. Our arthroscopy products are marketed domestically by 19 direct sales employees, one national manager, four regional managers, one marketing manager and 34 sales agencies. We plan to increase both of our sales forces during 2001.

  We have focused our resources on the rapid development of the U.S. market for our products. International sales have not been significant to date. Our arthroscopy products are distributed in select countries by exclusive distributors in those countries. With the market introduction of the SpineCATH product, we entered into an exclusive distribution agreement with DePuy AcroMed for the marketing and sales of our spine products internationally. The initial term of this agreement is five years and is automatically renewable unless terminated by ORATEC or DePuy.

Reimbursement

  Establishing reimbursement for any new technology is a challenge in the current environment of cost containment and managed care. The cost reduction orientation of the payor community makes it exceedingly difficult for new medical technologies and surgical techniques to be covered for reimbursement. Although many workers' compensation organizations and other payors are approving payment for the IDET procedure, a number of managed care payors await further clinical information before authorizing reimbursement.

  We have a dedicated reimbursement group which:

  . provides payors with information to facilitate the expansion of reimbursement coverage for IDET;

  . assists physicians and surgery centers with obtaining pre-authorization of procedures;

  .  assists physicians and providers in claim collections; and

  .  provides payors with outcomes data on their insured patients.

  We have been working with various medical associations responsible for determining reimbursement coding to develop our coding and reimbursement strategy. The codes define reimbursement levels and are used for billing purposes by health care providers. Our reimbursement staff of 15 individuals educates the payor community, from the local case managers to the national policy makers, on the IDET procedure and up-to-date clinical data. While we have experienced a decline in our reimbursement rates over the past year, we believe that longer term published clinical data in peer reviewed journals will facilitate further acceptance by payors. See

"Factors That May Affect Future Results--Because several large insurance companies have refused to reimburse health care providers for our procedures, physicians, hospitals and other health care providers may be reluctant to use our products and sales may decline."

  Arthroscopy procedure costs, including the cost of our products, have been covered under the customary payment policies of most payors. Reimbursement for the incremental cost of our temperature control probes has been an issue for ambulatory surgical centers. We have assisted these facilities in understanding how to receive reimbursement for the incremental cost.

Competition

  The medical device industry is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical needs of physicians, improve patient outcomes and remain cost effective for payors.

  There are a number of medical treatments for low back pain ranging from medication and physical therapy to spinal injections and interbody spine fusion. We believe these types of treatments are not directly competitive with our IDET procedure. IDET is typically offered to a patient after medications, injections and physical therapy have failed, usually after six months of unresolved symptoms. We are aware that Radionics offers kits that are designed to lesion and denervate tissue in the spine. The lesioning product has gained acceptance in the spinal denervation market. There are also products that are currently under development, including the prosthetic nucleus, which are not currently supported by clinical data and are not currently available on the market. At some point, these products may offer competitive treatments for low back pain caused by degenerative disc disease.

  The spinal fusion market is highly competitive. Spinal fusion is not considered directly competitive with our product because it treats severe disc degeneration, which the IDET procedure is not designed to treat. However, spine implant companies including Sofamor Danek, Sulzer Spine-Tech, Surgical Dynamics, DePuy AcroMed and SYNTHES-STRATEC may consider us to be a competitor because physicians may use spinal fusion to treat patients with degenerative disc disease in an overlapping patient population. The cost of our IDET procedure is approximately $8,000. The cost of spinal fusion is approximately $45,000.

  Several larger companies sell competitive products to our ElectroThermal Arthroscopy System. These competitors, ArthroCare, Mitek, an Ethicon division of Johnson & Johnson, Stryker and CONMED, are focused on the tissue ablation market and offer directly competitive cutting and ablating products. ArthroCare and Mitek also have low energy tissue coagulation products that compete directly with our temperature control products and, we believe, currently represent a combined 20% of the tissue modification market.

  We believe that the principal competitive factors in the markets for the treatment of spine and joint disorders include:

  .  improved patient outcomes;

  .  the publication of peer reviewed clinical studies;

  .  acceptance by leading physicians;

  .  ease of use for physicians;

  .  sales and marketing capability;

  .  timing and acceptance of product innovation;

  .  patent protection;

  .  product quality; and

  .  cost effectiveness.

Patents and Proprietary Technology

  We believe that in order to have competitive advantages we must develop and maintain the proprietary aspects of our technologies. To this end, we file patent applications to protect technology, inventions and improvements that we believe are significant to the growth of our business. As of February 28, 2001, we had 21 issued U.S. patents, two issued foreign patents, six notices of allowance, 22 pending U.S. patent applications and 23 pending foreign patent applications. The issued patents cover, among other things, method and apparatus claims for directing energy to and sealing fissures in the spinal discs, including navigation within a disc and devices with a functional element at the tip, and the controlled contraction of tissue in all joints and spinal discs. Our patents also cover our temperature feedback system, probe tip technology, ligament shrinkage and controlled depth ablation.

  We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the ORATEC work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Finally, our competitors may independently develop similar technologies. See "Factors That May Affect Future Results--Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights."

  The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the possibility of an infringement claim against us grows. While we attempt to ensure that our products do not infringe other parties' patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by U.S. patents held by them. In consultation with our experts, we have made a careful analysis of patents covering related technology, and, based on this analysis, we believe that either those patents or claims are invalid or, if valid, that we do not infringe. In addition, our competitors may assert that future products we may market infringe their patents. See "Factors That May Affect Future Results-- Because the medical device industry is litigious, we are susceptible to an intellectual property suit. If we are sued for patent infringement, we could be prevented from selling our products and our business could suffer."

Research and Development

  We have an aggressive product development program to develop and enhance products for the spine and arthroscopy markets. The ongoing focus of our research and development group is to design products that improve patient outcomes, simplify techniques, shorten procedure and rehabilitation time and reduce costs. As of February 28, 2001, we employed 33 people in our research and development organization. Our probe and generator development group consisted of 26 people. We also had seven people responsible for clinical and regulatory affairs.

 New Product Development

  We are committed to leveraging our existing technologies into new orthopedic applications and responding to the clinical needs of physicians and patients in cost effective ways. New products introduced in 2000 include suction ablation probes and advanced devices for knee and small joint arthroscopy procedures. We have a number of new projects and product enhancements under development by the research and development group. Some of our planned product line extensions include:

  .  the development of a spine catheter for the upper spine;

  .  the expansion of our ablation probe line; and

  .  product enhancements for the SpineCATH IDET system.

 Scientific and Clinical Research

  We support our development efforts by conducting in-house cadaveric and bench testing for the development and evaluation of products and managing the numerous scientific and clinical studies conducted by investigators and institutions studying the effects of our technologies. In addition to administrative support and funding, the department assists investigators in writing protocols and collecting data, when necessary, as well as by providing site monitoring and research support.

  As of February 28, 2001, there were 11 studies with reported clinical results related to our spine technology. The studies report outcomes data on 700 patients under the care of 56 participating physicians with follow-up ranging from six to 24 months. Five peer reviewed journal articles have been published on our spine technology. There were 18 published reports in peer reviewed journals discussing the effects of our arthroscopic technology.

Manufacturing

  Our manufacturing operations are focused on the manufacture of disposable products and generators. The manufacturing process includes the inspection, assembly, testing, packaging and sterilization of components that have been manufactured by us or to our specifications by outside contractors. We inspect each lot of components and finished products to determine compliance with our specifications.

  Our quality assurance systems are required to be in conformance with the Quality System Regulation, or QSR, as mandated by the FDA. Our Menlo Park, California facility received ISO 9001/EN 46001 certification in March 1998 and is in conformance with the Medical Device Directive, or MDD, for sale of products in Europe. We inspect incoming components, and inspect and test products both during and after the manufacturing process. We also inspect packaged products and test the sterilization process to produce quality products.

  Most purchased components and services are available from more than one supplier. For the components and services for which there are relatively few alternate sources of supply, establishment of additional or replacement suppliers for such components and services could not be accomplished quickly. There are no contractual obligations by suppliers to continue to supply to us nor are we contractually obligated to purchase from a particular supplier.

  We utilize a gas plasma sterilization system that has been used extensively in hospital settings but only recently for industrial applications. A contract sterilizer provides gas plasma sterilization services as a backup to our system. We also utilize a contract sterilizer that provides gamma sterilization services for those products that cannot be sterilized with gas plasma. Sterilization indicators for all products sterilized at our facilities are processed at an outside certified laboratory to verify the effectiveness of the sterilization process prior to the release of the product for distribution.

Government Regulation

  Our products are regulated in the U.S. as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act and require clearance of a premarket notification under Section 510(k) of the FDC Act or approval of a PMA under
Section 515 of the FDC Act by the FDA prior to commercialization. Material changes or modifications to medical devices are also subject to FDA review and clearance or approval. The FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, record keeping, reporting of adverse events and corrective actions, advertising, distribution, sale and promotion of medical devices in the U.S. Non-compliance with applicable requirements can result in, among other actions, warning letters, fines, injunctions, civil and criminal penalties against us, our officers, and our employees, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and recommendation that we not be permitted to enter into government contracts.

  All of our products have the necessary 510(k) clearances required for marketing or are exempt from this requirement. It generally takes three to 12 months from the date of the submission to obtain clearance of a 510(k) submission, but may take longer. Recently, the FDA has begun requiring a more rigorous demonstration of substantial equivalence, including clinical trials for devices which represent either new technologies, new intended uses or new materials with no previous history of use in medical applications. While we have been successful to date in obtaining regulatory clearance of our products through the 510(k) notification process, our future products may not meet the requirements for 510(k) clearance. If the FDA concludes that any product does not meet the requirements for 510(k) clearance, then a PMA would be required and the time required for obtaining regulatory approval would be significantly lengthened.

  Once 510(k) clearance has been received, any products that we manufacture or distribute are subject to extensive and continuing regulation by the FDA. Modifications to devices cleared via the 510(k) process may require a new 510(k) submission. We have made modifications to our products, which we believe do not require the submission of new 510(k) notifications. If the FDA disagrees with us and requires us to submit a new 510(k) notification for any prior device modification, we may be prohibited from marketing the modified device until the new 510(k) is cleared by the FDA.

  We have been an FDA registered medical device facility since 1996 and obtained our manufacturing license from the California Department of Health Services, or CDHS, in 1997. We are subject to periodic inspection by both the FDA and CDHS for compliance with GMP, QSR and other applicable regulations. Our manufacturing processes are required to comply with GMP and QSR regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products.

  We are also required to comply with Medical Device Reporting regulations that require us to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury, or in which our product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. As of February 28, 2001, we had filed 45 Medical Device Reports, or MDRs, with the FDA. In June 1999, we sent a letter to our physician customers informing them about the close association between catheter kinking and catheter breakage, but we do not believe that these instances were the result of a design flaw. In September 1999, we sent a safety alert to our physician customers which emphasizes the importance of following the correct protocol during the IDET procedure, including constant monitoring of the patient's condition and the electrical resistance reading on the ORA 50 S generator. See "Factors That May Affect Future Results--Product liability claims brought against us could result in payout of substantial damages to plaintiffs."

  We are also subject to regulations and product registration requirements in many of the foreign countries in which we sell our products, in the areas of product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

  We have received registrations and approvals to market the SpineCATH IDET system in Argentina, Australia, the European Community, Korea, Mexico and Venezuela. In addition, we have received registrations and approvals to market the Vulcan EAS Generator and arthroscopy probes and accessories in Australia, Canada, and the European Community. We are seeking or intend to seek regulatory approvals in other international markets. We may not obtain these foreign approvals on a timely basis, or at all.

  The European Union has promulgated rules, under the MDD 93/42/EEC, which require medical devices to bear the "CE mark" by June 1998. The CE mark is an international symbol of adherence to quality assurance standards. Our ISO 9001/EN 46001 registration and conformance with the MDD have allowed us to affix the CE mark to our devices and export our devices to any EC-member country.

Employees

  As of February 28, 2001, we had 242 employees, including 33 in research and development, 102 in manufacturing, 85 in sales and marketing and 22 in general and administrative functions. From time to time, we also employ independent contractors to support our engineering, marketing, sales and support and administrative organizations.

Executive Officers

  The following table sets forth specific information regarding our executive officers as of February 28, 2001:

Name                     Age                               Position
----                     ---                               --------
Kenneth W. Anstey.......  54 President, Chief Executive Officer and Director

Hugh R. Sharkey.........  50 Executive Vice President, Chief Technical Officer and Director

Nancy V. Westcott.......  47 Chief Financial Officer, Vice President, Administration and Secretary

Roger H. Lipton.........  43 Vice President, Sales and Marketing

Theresa M. Mitchell.....  51 Vice President, Regulatory and Clinical Affairs and Quality Assurance

  Kenneth W. Anstey joined ORATEC in April 1996 as a director and has served as President and Chief Executive Officer of ORATEC since July 1997. From December 1995 to March 1997, Mr. Anstey was the Chief Executive Officer of Biofield Corporation, a cancer diagnostic company. From August 1991 to December 1995, he served as President and Chief Executive Officer of Mitek Surgical Products, an orthopedic implant company, which was subsequently acquired by Johnson & Johnson. He currently serves as a director of Vision Sciences, a medical device company. Mr. Anstey holds a B.A. degree in Advertising and an M.B.A. degree from Michigan State University.

  Hugh R. Sharkey co-founded ORATEC and has served as a director since inception. From July 1995 until July 1997, he served as Chief Executive Officer, President and Chief Financial Officer, and in June 1997 he became Executive Vice President and Chief Technical Officer. In March 1994, Mr. Sharkey co-founded ZoMed International (now RITA Medical Systems), a radiofrequency ablation company. In 1992, Mr. Sharkey co-founded VIDAMed, a urology company, and in 1987, he co-founded Danforth Biomedical, a medical device company. From May 1988 to May 1989, he served as Vice President and General Manager of EP Technologies, a cardiac electrode company, which was acquired by Boston Scientific, a minimally invasive medical device company. Mr. Sharkey is listed as an inventor on over 62 patents for medical devices. He holds an A.A. degree in Nursing and a B.S. degree in Business Administration from the University of Phoenix.

  Nancy V. Westcott joined ORATEC as its Chief Financial Officer and Vice President, Administration in November 1997 and was elected to the office of Secretary in August 1999. From November 1992, she served as Vice President of Corporate Communications for Caremark International, a health care services company, until its acquisition in September 1996. From June 1978 to November 1992, she held a number of management positions with Baxter International in pension management and international and domestic treasury. Ms. Westcott holds a B.A. degree in German from the University of Idaho and a Masters of International Management degree from the American Graduate School of International Management (Thunderbird). She earned her Professional Accounting Certificate at the J.L. Kellogg Graduate School of Management at Northwestern University.

  Roger H. Lipton joined ORATEC in January 1996 as Vice President, Sales and Marketing. From January 1989 to November 1995, Mr. Lipton held management positions in marketing and business development at AME Orthofix, an orthopedic and spine implant company. Prior to working at AME Orthofix, he served as a principal of Martek, a marketing consulting firm, and as Director of Sales and Marketing of Medmax, a start-up cardiovascular company. Mr. Lipton holds a B.S. degree in Business Administration from the University of Hartford.

  Theresa M. Mitchell joined ORATEC in December 1999 as Vice President, Regulatory and Clinical Affairs and Quality Assurance. From June 1999 to December 1999, Ms. Mitchell was a regulatory consultant to APX, Inc. and Circulation, Inc., cardiovascular medical device companies. From December 1997 to June 1999, she served as co-CEO and Senior Vice President, Business Development and Marketing of Fidus Medical Technology, Inc., a medical technology company. From October 1995 to October 1997, Ms. Mitchell served as Vice President, Business Development, Regulatory and Clinical Affairs and Quality Assurance of Intella Interventional, Inc., a cardiovascular medical device company. From January 1995 to September 1995,

Ms. Mitchell was a consultant to Sunrise Medical, an opthalmic lasers company. Ms. Mitchell holds M.A. and B.A. degrees in Experimental
Psychology/Biostatistics from the California State University, San Francisco.

Scientific and Clinical Advisory Boards

  Our scientific and clinical advisory boards work collaboratively with ORATEC to provide advice, assistance and consultation in the spine and arthroscopy fields. We consider our advisory board members to be opinion leaders in their fields, and they offer us advice regarding the applicability of our products to procedures and feedback on both existing products and products under development. Our advisory boards meet as a group approximately annually to provide ORATEC with feedback on their clinical needs, new product development and their experience using our products. In addition, we consult with individual advisors on a regular basis to obtain interim product feedback, advice regarding new product applications and updates on the spine and arthroscopy markets. Upon commencement of their services, advisors are granted options to purchase ORATEC common stock.

Factors That May Affect Future Results

  You should carefully consider the following risks in addition to the other information contained in this report. The risks and uncertainties described below are intended to be the ones that are specific to our company or industry and that we deem material. They are not the only risks we face.

 Because several large insurance companies have refused to reimburse health care providers for our procedures, physicians, hospitals and other health care providers may be reluctant to use our products and sales may decline.

  Physicians, hospitals and other health care providers are unlikely to purchase our products if they do not receive reimbursement from payors for the cost of the procedures using our products. There are payors, including a number of managed care organizations, that have refused to reimburse for the cost of procedures using our spine products until long term peer reviewed clinical data has been published. In addition, even upon the publication of peer reviewed data, payors still may not reimburse for the procedure based on individual criteria. The advent of contracted rates per procedure has also made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. If our customers are unable to receive reimbursement for procedures using our products, we may be unable to meet our revenue goals and may not achieve or sustain profitability.

 If physicians do not support the use of our products, we may not achieve future sales growth.

  Our product sales have mainly been to a group of early adopting physicians who are receptive to minimally invasive techniques. Other physicians may not purchase our products until there is long term clinical evidence to convince them to alter their existing treatment methods and recommendations from prominent physicians that our products are effective in treating spine and joint disorders. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. If we fail to gain further physician support for our products, we may not achieve expected revenues and may not achieve or sustain profitability.

 Our stock price, like that of many early stage medical technology companies, has been volatile.

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

  Because our spine products are supported by only three years of patient follow up and our arthroscopy products are supported by only four years of patient follow up, we could discover that our current clinical results cannot be supported. If longer term patient studies or clinical experience indicate that treatments with our products do not provide patients with sustained benefits, our sales could decline. If longer term patient studies or clinical experience indicate that our procedures cause tissue damage, motor impairment or other negative effects, we could be subject to significant liability. Further, because some of our data has been produced in studies that are not randomized and involve small patient groups, our results may not be reproduced in wider patient populations. In addition, we are aware of pre-clinical studies related to our spine and arthroscopy products that have produced data that is inconsistent with our scientific findings. If we are unable to produce clinical data that is supported by the independent efforts of other clinicians, our business could suffer.

 Because we expect operating expenses to increase substantially in the foreseeable future and cannot be certain that revenues will continue to increase, we may not achieve or sustain profitability.

  We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, product development and administrative staff. Although we attained profitability during the first three quarters of 2000, we were not profitable in the fourth quarter of 2000. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. In particular, we incurred losses of $11.3 million in 1998 and $9.7 million in 1999. As of December 31, 2000, we had an accumulated deficit of approximately $29.6 million.

 Because we are introducing new products and technology into the spine and arthroscopy markets, we may fail to gain market acceptance for our products and our business could suffer.

  We have developed products for spine and joint disorders that we believe are not effectively addressed by existing medical devices. Because we are introducing novel technology into these markets, we face the challenge of gaining widespread acceptance of our products. If we fail at this task, we may not achieve expected revenues and may not achieve or sustain profitability.

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

  At any time, other companies may develop additional directly competitive products. For example, Stryker Corporation entered into an agreement with ArthroCare Corporation and began marketing a competing line of arthroscopy products during the second quarter of 2000.

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

  There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally, and in the spine and arthroscopy market segments particularly. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more of our products may inadvertently be infringing of which we are unaware. As the number of competitors in the markets for minimally invasive treatment of spine and joint disorders grows, the possibility of a patent infringement claim against us increases. Infringement and other intellectual property claims, with or without merit, can be expensive and time consuming to litigate and divert management's attention from our core business.

 If we are sued for patent infringement, we could be prevented from selling our products and our business could suffer.

  We are aware of the existence of patents held by competitors in the spine and arthroscopy markets, which could result in a patent lawsuit against us. However, following a review of those patents with outside experts, we believe they are invalid or that if valid, we do not infringe. In the event that we are subject to a patent infringement lawsuit and if the relevant patent claims are upheld as valid and enforceable, we believe we have defenses based on noninfringement. If our products are found to infringe a valid patent, we could be prevented from selling them unless we can obtain a license or are able to redesign the product to avoid infringement. A license may not be available or if available may be on terms unacceptable to us, or we may not be successful in any attempt to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials for these new or modified products and to revise our filings with the FDA, which is time consuming and expensive. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

 Product liability claims brought against us could result in payment of substantial damages to plaintiffs.

  We manufacture medical devices that are used on patients in surgical procedures, and we are thus subject to product liability lawsuits as part of our ordinary course of business. Although we are involved in product liability actions, we do not believe any of these are material to our business or financial condition. We have reported to the FDA instances in which burns and probe breakage were reported in connection with the use of our arthroscopy products and instances of nerve inflammation caused by an arthroscopic procedure performed on the shoulder. We have also reported instances in which a portion of the SpineCATH catheter broke off in the patient's body and instances in which the SpineCATH catheter experienced an electrical short during the procedure, resulting in a small burn at the entry point on the skin. We believe that both the catheter breakage and electrical shorts were related, in the majority of the reported instances, to overmanipulation of the catheter, which caused the catheter to kink. In addition, we have reported instances in which the SpineCATH catheter has caused motor and nerve impairment. We do not believe that any of these instances were the result of design flaws. In addition, we have emphasized to our physician customers the importance of following the correct protocol during the IDET procedure.

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

  . dependence on outside agencies, over, which we have limited, or no control.

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

  We rely on third party distributors, over whom we have limited control, to sell our products in international markets. We have an exclusive agreement with, and are dependent upon, DePuy AcroMed for the marketing and sales of our spine products internationally. We also have exclusive distributor relationships for the sale of our arthroscopy products in foreign countries, including Australia, Canada, Italy, Korea, Spain and Taiwan.

 Because we compete with Mitek, an Ethicon division of Johnson & Johnson, in the arthroscopy market, a conflict with them could negatively affect our international spine sales efforts, which are conducted exclusively by DePuy AcroMed, another division of Johnson & Johnson.

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

 Complying with FDA and other regulations is an expensive and time consuming process and any failure to comply could result in substantial penalties.

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

 Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage a takeover.

  Provisions of our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

 We may engage in future acquisitions that could disrupt our business and dilute our stockholders.

  As part of our business strategy, we expect to review acquisition prospects that we believe would be advantageous to the development of our business. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

  . issue equity securities that would dilute existing stockholders' percentage ownership;

  .  incur substantial debt;

  .  assume contingent liabilities; or

  . take substantial charges in connection with the amortization of goodwill and other intangible assets.

  Acquisitions also entail numerous risks, including:

  . difficulties in assimilating acquired operations, products and personnel with our current business;

  .  unanticipated costs;

  .  diversion of management's attention from other business concerns;

  .  adverse effects on existing relationships with our customers;

  . risks of entering markets in which we have limited or no prior experience; and

  . potential loss of key employees from either our current business or the acquired organization.

  We may be unable to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

ITEM 2. PROPERTIES.

  We are headquartered in Menlo Park, California, where we lease three buildings with approximately 37,000 square feet of office, research and development and manufacturing space under leases expiring between September 2000 and October 2008. We have entered into two additional agreements to lease approximately 16,000 square feet of space for manufacturing, distribution and research and development. We will occupy that space during the second and third quarters of 2001. We also maintain an office for our reimbursement function in Dallas, Texas. We believe that our existing facilities are adequate to meet our current and foreseeable requirements for the next 12 months or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time we are a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since the company's initial public offering on April 4, 2000, the Company's common stock has traded publicly on the Nasdaq National Market under the symbol "OTEC". The following table sets forth the quarterly high and low closing sales prices of the common stock following the company's initial public offering on April 4, 2000:

                                                    Quarter Ended
                                     -------------------------------------------
                                     December 31, September 30, April 4, 2000 to
                                         2000         2000       June 30, 2000
                                     ------------ ------------- ----------------
   High.............................    $13.50       $47.06          $44.00
   Low..............................    $ 3.81       $10.56          $25.00

  As of February 28, 2001, there were 411 holders of record of 22,759,473 shares of outstanding common stock. We have never paid dividends and currently intend to retain any future earnings to fund the development of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

  On April 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95815) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of our Common Stock were sold on April 10, 2000 for the account of the Company at a price of $14.00 per share, generating aggregate gross proceeds of $64.4 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Merrill Lynch & Co., J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray. After deducting approximately $4.5 million in underwriting discounts and commissions and $1.1 million in other transaction expenses, the net proceeds of the offering were approximately $58.8 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short term, investment grade, and interest bearing securities. As of December 31, 2001 we had used approximately $10.9 million of the proceeds of the offering to repay debt balances and approximately $8.0 million for capital equipment purchases.

  Between January 1, 2000 and December 31, 2000, we granted options to purchase an aggregate of 1,718,065 shares of Common Stock to employees, directors and consultants pursuant to the 1999 Stock Plan and the 1999 Directors' Stock Option Plan. We also issued 911,244 shares of unregistered Common Stock to employees, directors and consultants upon exercise of options under our stock plans. We also issued 10,000 shares to a licensor in March 1999 at a purchase price of $12.00. The shares issued upon exercise of options were issued for cash consideration at exercise prices ranging from $0.001 per share to $12.00. These issuances were deemed exempt from registration under Rule 701 promulgated under the Securities Act of 1933 (the "Securities Act") as issuances to employees, directors and consultants pursuant to written compensatory benefit plans. In addition, in December 2000 we issued 53,677 shares to one of our lenders upon exercise of a warrant at a purchase price of $1.35 per share. This issuance was deemed exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the Financial Statements and Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this 10-K. The statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data at December 31, 2000 and 1999, are derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1997 and 1996, and the balance sheet data as of December 31, 1998, 1997 and 1996, are derived from audited financial statements not included in this Form 10-K.

                                        Years Ended December 31,
                                ---------------------------------------------
                                 2000      1999      1998     1997     1996
                                -------  --------  --------  -------  -------
Statement of Operations Data:
Sales.......................... $49,919  $ 31,365  $ 11,129  $ 2,600  $   --
Cost of sales..................  15,556    13,030     6,566    1,741      --
                                -------  --------  --------  -------  -------
Gross profit...................  34,363    18,335     4,563      859      --
Operating expenses:
  Research and development.....   5,842     4,085     4,056    2,147      878
  Sales and marketing..........  23,624    17,541     8,318    2,622      561
  General and administrative...   4,536     5,043     3,374    3,088      945
  Stock compensation...........   1,115       624       --       --       --
                                -------  --------  --------  -------  -------
Total operating expenses.......  35,117    27,293    15,748    7,857    2,384
                                -------  --------  --------  -------  -------
Loss from operations...........    (754)   (8,958)  (11,185)  (6,998)  (2,384)
Interest income (expense),
 net...........................   1,837      (711)     (157)     166       82
                                -------  --------  --------  -------  -------
Income (loss) before taxes.....   1,083    (9,669)  (11,342)  (6,832)  (2,302)
Provision for income taxes.....      48       --        --       --       --
                                -------  --------  --------  -------  -------
Net income (loss).............. $ 1,035  $ (9,669) $(11,342) $(6,832) $(2,302)
                                =======  ========  ========  =======  =======
Net income (loss) per common
 share, basic.................. $  0.06  $  (2.30) $  (2.83) $ (1.75) $ (0.60)
Net income (loss) per common
 share, diluted................ $  0.05  $  (2.30) $  (2.83) $ (1.75) $ (0.60)
Shares used in computing net
 income (loss) per common
 share, basic..................  17,556     4,201     4,006    3,912    3,841
Shares used in computing net
 income (loss) per common
 share, diluted................  22,954     4,201     4,006    3,912    3,841

                                              December 31,
                                ---------------------------------------------
                                 2000      1999      1998     1997     1996
                                -------  --------  --------  -------  -------
Balance Sheet Data:
Cash, cash equivalents and
 available-for-sale
 investments................... $49,947  $  8,874  $ 15,581  $ 9,185  $ 1,778
Working capital................  61,351     6,370    13,997    8,717    1,545
Total assets...................  77,058    23,841    24,195   13,418    2,593
Long term obligations, net of
 current portion...............     --      4,348     2,702      404      221
Redeemable convertible
 preferred stock...............     --     35,816    35,816   20,324    4,792
Stockholders' equity...........  70,336   (29,385)  (20,746)  (9,771)  (2,838)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

  ORATEC Interventions develops and markets innovative medical devices that use controlled thermal energy to treat spine and joint disorders. From inception in 1993 until February 1997, our operations consisted primarily of various start-up activities, including development of technologies central to our business, recruiting personnel and raising capital. In December 1995 we gained FDA 510(k) clearance for our first product, our TAC probe for the treatment of joint disorders. In March 1997, after 18 months of funding scientific and clinical studies, we formally launched this product at the American Academy of Orthopedic Surgeons convention. We received FDA 510(k) clearance for our SpineCATH product in March 1998 and formally launched this product at the North American Spine Society, or NASS, conference in October 1998. In November 1999, we introduced the Vulcan ElectroThermal Arthroscopy System (EAS).

  All of our revenues are generated from the sales of our spine and arthroscopy products. For the year ended December 31, 2000, 93% of our total sales were derived from our disposable spine catheters and arthroscopy probes and 7% was derived from sales of generators and accessories. In 2000 we produced a net profit for the first time of $1.0 million. This profitability is attributable to increased sales of our spine and arthroscopy products and interest earned on proceeds from our initial public offering in April 2000. We incurred net losses of approximately $9.7 million in 1999. As of December 31, 2000 we had an accumulated deficit of $29.6 million.

  For the year ended December 31, 2000, our direct sales employees generated approximately 66% of our U.S. sales; the remainder of our sales was generated by independent sales agencies. These sales agencies do not purchase our products, but are paid a commission at the time they generate a product sale. Only 2% of our sales were derived from markets outside the U.S., and we do not expect international sales to increase significantly in the near future. In international markets, we expect to rely exclusively on third party distributors. Our gross margins on sales through international third party distributors are less than our gross margins on U.S. sales as a result of price discounts. We have limited or no control over the sales efforts of these third party distributors.

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

  Several large insurance companies have refused to reimburse for procedures using our spine products. If our customers continue to experience difficulty receiving reimbursement, they may refuse to use our products and we may be unable to meet our revenue goals.

  The medical device market is litigious and we may become a party to product liability or patent proceedings. The costs of such lawsuits may be material and could affect our earnings and financial position. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties, which could harm our results of operations.

  Our future growth depends on expanding our current markets and finding new high growth markets in which we can leverage our core technologies of applying thermal energy to treat soft tissue disorders. To the extent any current or additional markets do not materialize in accordance with our expectations, our sales could be lower than expected.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

 Sales

  Sales increased 59% to $49.9 million in 2000 from $31.4 in 1999, and increased 182% in 1999 from sales of $11.1 million in 1998. We began selling our arthroscopy products early in 1997 and experienced growth in the unit sales for our arthroscopy products through 1998. In the fourth quarter of 1998, we formally launched our spine products, sales of which comprised 11% of our revenues for that year. During 1999, revenue growth was led by sales of our spine products, which increased from $1.2 million in 1998 to $16.2 million in 1999. Spine product sales increased again from 1999 to 2000 by 59%, with sales in 2000 of $25.6 million. Sales of arthroscopy products increased by 60% to $24.3 million in 2000 compared to 1999 sales of $15.2 million. 1999 arthroscopy sales were 54% higher than 1998 sales of $9.9 million. The increase in overall sales was due to higher unit shipments. These higher unit shipments resulted from an increased number of physicians trained in the use of our products, the expansion of our spine sales force, the increasing effectiveness of the arthroscopy sales force and the enhancement of our product line through modifications to the probe tips and sizes of our existing products.

 Cost of sales

  Cost of sales increased 20% to $15.6 million in 2000 from $13.0 million in 1999, and increased 98% in 1999 from cost of sales of $6.6 million in 1998. The growth in cost of sales was attributable primarily to the significant expansion of our manufacturing operations, higher material, labor and overhead costs associated with increased unit shipments and higher depreciation costs on the increased number of generators placed with customers. Cost of sales consists of material, labor and overhead costs, as well as depreciation on generators placed with customers for their use with our disposable products.

 Gross profit

  Gross profit increased to $34.4 million, or 69% of sales, in 2000 from $18.3 million, or 58% of sales, in 1999, and increased in 1999 from $4.6 million, or 41% of sales, in 1998. The increase in gross profit as a percentage of sales was due to sales growing at a faster pace than manufacturing and depreciation costs.

 Research and development expenses

  Research and development expenses increased 41% to $5.8 million in 2000 from $4.1 million in 1999, and was unchanged relative to expenses in 1998. Expense increases in 2000 were attributable primarily to additional personnel and office space for increased development efforts on next generation spine devices and advanced arthroscopy probes. Additionally, higher costs were incurred relative to our increased efforts in clinical studies from 1999 to 2000. During 1999, expenses related to the development of the Vulcan arthroscopy system represented the largest component of research and development spending. Research and development expenses consist of costs related to our research and development, regulatory and clinical affairs functions, as well as costs associated with scientific and clinical studies. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

 Sales and marketing expenses

  Sales and marketing expenses increased 35% to $23.6 million in 2000 from $17.5 million in 1999, and increased 111% in 1999 from $8.3 million in 1998. Each of these expense increases reflected increased personnel expense as we developed a field sales force for each of the spine and arthroscopy markets, added personnel in our reimbursement group, increased spending on physician training and medical conference participation and paid higher commissions on an increased volume of sales. Sales and marketing expenses consist primarily of costs for sales, marketing and reimbursement staff, sales commissions, medical conference participation and physician training programs. We anticipate that sales and marketing expenses will increase as we continue to develop our sales and reimbursement support staffs and pay commissions on sales.

 General and administrative expenses

  General and administrative expenses decreased 10% to $4.5 million in 2000 from $5.0 million in 1999. The decrease is due primarily to the write-off of $1.0 million in expenses related to our postponed initial public offering in the third quarter of 1999. General and administrative expenses increased 49% in 1999 from $3.4 million in 1998. Year over year increases in ongoing spending have resulted from costs associated with increased headcount and patent legal expenses, and in 2000, expenses relating to the costs associated with being a public company. General and administrative expenses consist primarily of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor-related expenses as a public company.

 Stock compensation expense

  Stock compensation expense increased 79% to $1.1 million in 2000 from $624,000 in 1999. This expense relates principally to options granted to consultants for services rendered. Stock compensation expense is calculated using the Black-Scholes option pricing model, in which the stock price is one of the key variables. The options are revalued over their vesting period, and the expense is recognized as the options vest. ORATEC did not incur these costs in 1998.

 Interest and other income (expense), net

  Net interest and other income (expense) was $1.8 million in 2000, an increase of $2.5 million from the expense of $(711,000) in 1999. Net interest and other expense was $(157,000) in 1998. The increase in interest income in 2000 is due to interest earned on cash balances, short term and available-for-sale investments resulting from the initial public offering proceeds. In addition, ORATEC paid off substantially all its equipment and debt obligations, thereby reducing its interest expense year over year. The higher interest expense in 1999 was related to debt funding obtained to support our growth in working capital and equipment purchases.

 Income Taxes

  As of December 31, 2000 we had net operating loss carryforwards of approximately $29.0 million for federal and $13.0 million for state income tax purposes. We also had research and development credit carryforwards of approximately $400,000 for federal income tax purposes. The income tax provision for the year ended December 31, 2000 is $48,000. This amount primarily represents current federal and state minimum income taxes after utilization of net operating loss and research and development credit carryforwards. There was no tax provision for 1999 or 1998 as we were in a net loss position. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized. The net operating loss carryforwards are subject to an annual limitation due to ownership change limitations of the Internal Revenue Service Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization. See Note 12 of Notes to Financial Statements.

Quarterly Results of Operations

  The following table sets forth our operating results for each of the eight quarters in the period ended December 31, 2000. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto appearing elsewhere in this 10-K report. These operating results are not necessarily indicative of results for any future period.

                                                   Quarter Ended
                          ----------------------------------------------------------------------
                           Dec.     Sept.    June     Mar.     Dec.     Sept.    June     Mar.
                            31,      30,      30,      31,      31,      30,      30,      31,
                           2000     2000     2000     2000     1999     1999     1999     1999
                          -------  -------  -------  -------  -------  -------  -------  -------
                                             (in thousands, unaudited)
Sales...................  $12,165  $11,528  $13,563  $12,663  $ 9,627  $ 8,839  $ 7,703  $ 5,196
Cost of sales...........    4,174    3,954    3,782    3,646    3,441    3,328    3,433    2,828
                          -------  -------  -------  -------  -------  -------  -------  -------
Gross profit............    7,991    7,574    9,781    9,017    6,186    5,511    4,270    2,368
Gross margin
 percentage.............       66%      66%      72%      71%      64%      62%      55%      46%
Operating expenses:
  Research and
   development..........    1,549    1,489    1,486    1,318      964    1,099      978    1,044
  Sales and marketing...    6,414    4,979    6,196    6,035    5,372    4,675    4,240    3,254
  General and
   administrative.......      968    1,294    1,239    1,035      982    2,241      823      997
  Stock compensation....       13      182      661      259      139      238      247      --
                          -------  -------  -------  -------  -------  -------  -------  -------
Total operating
 expenses...............    8,944    7,944    9,582    8,647    7,457    8,253    6,288    5,295
                          -------  -------  -------  -------  -------  -------  -------  -------
Income (loss) from
 operations.............     (953)    (370)     199      370   (1,271)  (2,742)  (2,018)  (2,927)
Interest and other
 income (expense), net..      842      679      468     (153)    (254)    (118)    (233)    (106)
                          -------  -------  -------  -------  -------  -------  -------  -------
Net income (loss) before
 provision for income
 taxes..................     (111)     309      667      217   (1,525)  (2,860)  (2,251)  (3,033)
                          =======  =======  =======  =======  =======  =======  =======  =======
Provision for income
 taxes..................      (12)      15       34       11      --       --       --       --
                          =======  =======  =======  =======  =======  =======  =======  =======
Net income (loss).......  $   (99) $   294  $   633  $   206  $(1,525) $(2,860) $(2,251) $(3,033)
                          -------  -------  -------  -------  -------  -------  -------  -------
Net income (loss) per
 common share, diluted..  $  0.00  $  0.01  $  0.03  $  0.01  $ (0.09) $ (0.18) $ (0.14) $ (0.19)
                          =======  =======  =======  =======  =======  =======  =======  =======

  We have historically experienced seasonal fluctuations in our product sales. Sales tend to flatten or decrease during the summer months because people often defer elective surgeries until the fall. In addition, sales have tended to increase in the last quarter of the year as individuals seek to use health plan coverage before the end of the insurance year. The growth in our spine business was adversely affected in the second half of 2000 by a slowdown in reimbursement approvals by certain managed care organizations that were still learning about the spine technology and related clinical data.

  Overall, spine sales increased by 60% to $25.6 million in 2000 from $16.2 million in 1999, and arthroscopy sales grew by 59% to $24.3 million in 2000 from $15.2 million in 1999. From 1999 to 2000, spine sales increased from 33% of total sales in the first quarter of 1999 to 48% of sales in the fourth quarter of 2000.

  Sales for the quarter ended March 31, 1999 increased 23% to $5.2 million from the quarter ended December 31, 1998 of $4.2 million as a result of the commercial launch of our spine products which commenced in late 1998. This growth continued during the next two quarters, with a quarter-to-quarter increase of 48% in revenues during the quarter ended June 30, 1999 and a further increase of 15% during the quarter ended September 30, 1999. Quarter-to-quarter sales increased 9% for the quarter ended December 31, 1999. The rate of sales growth slowed in the quarter due to deferred purchases of arthroscopy products by new customers as a result of the pending introduction of our Vulcan arthroscopy system and our failure to obtain pre-authorization for insurance reimbursement for our spine products from some payors.

  In the quarter ended March 31, 2000, sales increased by 32% to $12.7 million from $9.6 million for the quarter ended December 31, 1999. This increase was a direct result of the introduction and placement of the new Vulcan arthroscopy systems and the expansion of placements of our spine systems with newly trained physicians. Sales in the quarter ended June 30, 2000 grew 7% over the first quarter to $13.5 million. Sales decreased by 15% on a quarter to quarter basis to $11.5 million for the quarter ended September 30, 2000. This decrease was due in part to the general seasonality of the medical device industry and a slowdown of insurance reimbursement by payors for our spine products. Sales in the quarter ended December 31, 2000 increased by 6% on a quarter to quarter basis to $12.2 million. The increase in the last quarter reflected seasonal strength in arthroscopy sales and leveling out of payor reimbursement approvals in the spine business.

  Gross margin percentage tended to increase over the six quarter period beginning January 1, 1999 and ending June 30, 2000 as a result of the increased sales of spine and arthroscopy products, the leveraging of these sales over our manufacturing cost base, and the mix shift towards higher margin products. The gross margin percentage decreased in the two quarters ended September 30, 2000 and December 31, 2000 to 66%, in part due to slowed spine sales and continuing investment in manufacturing infrastructure. We expect gross margins to fluctuate along with any changes in sales levels.

  The total number of our employees grew from 59 at December 31, 1997 to 246 at December 31, 2000. As a result of the growth in the number of employees throughout the organization, all of the operational expenses have tended to increase on a quarter-to-quarter basis. Additionally, the increased product sales on a quarter-to-quarter basis have resulted in commission expenses paid to both employees and sales agencies to increase. We have also increased spending on clinical studies, physician training, medical conferences and development costs during this eight quarter period.

  We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors. We face a number of risks and uncertainties encountered by early stage companies, particularly those in rapidly evolving markets such as the medical device industry. In addition, although we have experienced revenue growth recently, such revenue growth may not continue, and we may not achieve or maintain profitability in the future.

  Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

  . delays in obtaining pre-authorization for insurance reimbursement from payors;

  .  the timing of publication of supporting clinical data;

  .  the timing of training physicians in the use of our products;

  .  the introduction of new products by us or our competitors;

  .  possible intellectual property litigation;

  . changes in our pricing policies or those of our competitors or customers;

  .  delays in introducing new products; and

  .  timing of regulatory approvals or other FDA action.

  Most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. In addition, our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter.

Liquidity and Capital Resources

  On April 4, 2000 we successfully completed our initial public offering raising net proceeds of $58.8 million. These proceeds were used in 2000 to repay in full equipment financing obligations of $3.5 million, notes payable of $4.0 million, and secured financing obligations of $3.4 million. We also purchased capital equipment of approximately $8 million. The remaining funds have been invested and will be utilized to fund the continued growth and operations of ORATEC.

  From inception through December 31, 2000, we financed our operations primarily through private sales, net of expenses, of $35.8 million of redeemable convertible preferred stock. To a lesser extent, we also financed our operations through equipment financing and other loans, which was repaid in full with proceeds from our initial public offering, and from sales of our products. As of December 31, 2000, we had $33.3 million of cash and cash equivalents, $16.7 million of available-for-sale investments and $61.3 million of working capital.

  Net cash used for operating activities was $1.6 million in 2000, $9.3 million in 1999, and $9.2 million in 1998. Cash used for operating activities was attributable primarily to net income (loss) after adjustments for non-cash depreciation and amortization charges on generators and equipment and increases in accounts receivable, inventories and prepaid expenses and other assets, resulting from higher revenues on increasing unit shipments in all periods. For the year ended December 31, 2000 the company generated funds from net income for its operations.

  Net cash used in investing activities was $21.8 million in 2000, compared to $2.7 million in 1999, and $4.0 million in 1998. For each of these periods, cash used was for the purchases of property, generators and equipment and available-for-sale investments. In 2000, net cash used in investing activities was increased due to the reinvestment of funds from the initial public offering in available-for-sale securities.

  Net cash provided by financing activities was $50.8 million in 2000, $6.4 million in 1999 and $19.3 million in 1998. Cash provided during these periods was attributable to proceeds from the issuance of stock and debt obligations. For the year ended December 31, 2000, these proceeds were a direct result of the initial public offering and the exercise of options resulting in total cash provided of $61.7 million. The repayment of various debt obligations of $10.9 million in 2000 offset some of these proceeds.

  As of December 31, 2000, our principal debt and other commitments consisted of $27,000 outstanding under our equipment loans. We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

  We believe that our current cash and investment balances and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. If existing cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Our exposure to interest rate risk at December 31, 2000 related to our investment portfolio. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

  We invest our excess cash in debt instruments of the U.S. government and its agencies, and in high quality corporate issuers. The average contractual duration of all of our investments in 2000 was approximately five months. Due to the short term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments.

  At December 31, 2000, we had no bank borrowings or notes payable and therefore no material exposure to interest rate risk from borrowings.

  The table below presents the principal amounts and weighted-average interest rates by year of maturity for the Company's investment portfolio:

                                                              Fair Value at
                                      2001    2002   Total  December 31, 2000
                                     ------- ------ ------- -----------------
                                                  (In Thousands)
   Cash and available-for-sale
    investments:.................... $39,831 $9,942 $49,773      $49,947
   Average interest rate:...........   6.64%  7.44%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ORATEC Interventions, Inc.

  We have audited the accompanying balance sheets of ORATEC Interventions, Inc. as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and statement of redeemable convertible preferred stock and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of ORATEC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORATEC Interventions, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 19, 2001

                           ORATEC INTERVENTIONS, INC.

                                 BALANCE SHEETS
                (In thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 33,264  $  5,943
  Available-for-sale investments...........................   16,683     2,931
  Accounts receivable, less allowance for doubtful accounts
   of $875 in 2000 and $528 in 1999........................    8,352     6,306
  Inventories..............................................    6,450     3,248
  Prepaid expenses.........................................    1,537       816
  Other current assets.....................................    1,787       188
                                                            --------  --------
    Total current assets...................................   68,073    19,432
Property and equipment, net................................    8,985     4,409
                                                            --------  --------
                                                            $ 77,058  $ 23,841
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Bank borrowings.......................................... $    --   $  3,427
  Accounts payable.........................................    1,175     1,735
  Accrued compensation and benefits........................    3,764     2,953
  Other accrued liabilities................................    1,760     1,817
  Current portion of notes payable.........................      --      1,705
  Current portion of equipment financing obligations.......       22     1,425
                                                            --------  --------
    Total current liabilities..............................    6,721    13,062
Long term notes payable....................................      --      2,295
Long term equipment financing obligations..................      --      2,053

Commitments

Redeemable convertible preferred stock, $0.001 par value,
 issuable in series; 5,000,000 shares authorized in 2000
 and 12,400,000 in 1999; 0 and 12,079,948 shares issued and
 outstanding in 2000 and 1999, respectively; aggregate
 redemption value of $0 at December 31, 2000 and $36,426 at
 December 31, 2000.........................................      --     35,816
Common stock, $0.001 par value; 75,000,000 shares
 authorized in 2000 and 19,900,000 in 1999; 22,465,389 and
 4,411,201 shares issued and outstanding in 2000 and 1999,
 respectively..............................................       22         4
Additional paid-in capital.................................  100,244     1,625
Deferred stock compensation................................     (230)     (320)
Receivable from stockholder................................      (49)       (9)
Accumulated deficit........................................  (29,650)  (30,685)
                                                            --------  --------
Stockholders' equity.......................................  (70,337)  (29,385)
                                                            ========  ========
                                                            $ 77,058  $ 23,841
                                                            ========  ========

                            See accompanying notes.

                           ORATEC INTERVENTIONS, INC.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Years ended December 31,
                                                   --------------------------
                                                    2000     1999      1998
                                                   -------  -------  --------
Sales............................................. $49,919  $31,365  $ 11,129
Cost of sales.....................................  15,556   13,030     6,566
                                                   -------  -------  --------
Gross profit......................................  34,363   18,335     4,563
Operating expenses:
  Research and development........................   5,842    4,085     4,056
  Sales and marketing.............................  23,624   17,541     8,318
  General and administrative......................   4,536    5,043     3,374
  Stock compensation(1)...........................   1,115      624       --
                                                   -------  -------  --------
Total operating expenses..........................  35,117   27,293    15,748
                                                   -------  -------  --------
Loss from operations..............................    (754)  (8,958)  (11,185)
Interest and other income.........................   2,578      646       265
Interest and other expense........................    (741)  (1,357)     (422)
                                                   -------  -------  --------
Income (loss) before taxes........................   1,083   (9,669)  (11,342)
Provision for income taxes........................      48      --        --
                                                   -------  -------  --------
Net income (loss)................................. $ 1,035  $(9,669) $(11,342)
                                                   =======  =======  ========
Net income (loss) per common share, basic......... $  0.06  $ (2.30) $  (2.83)
Net income (loss) per common share, diluted....... $  0.05  $ (2.30) $  (2.83)
Shares used in computing net income (loss) per
 common share, basic..............................  17,556    4,201     4,006
Shares used in computing net income (loss) per
 common share, diluted............................  22,954    4,201     4,006

--------
(1) Stock compensation relates to research and development expenses.



                            See accompanying notes.

                           ORATEC INTERVENTIONS, INC.

              STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                              Redeemable
                              Convertible
                            Preferred Stock       Common Stock    Additional   Deferred   Receivable
                          --------------------  -----------------  Paid-In      Stock        from     Accumulated
                            Shares     Amount     Shares   Amount  Capital   Compensation Stockholder   Deficit
                          -----------  -------  ---------- ------ ---------- ------------ ----------- -----------
Balances at December 31,
 1997...................    8,288,024  $20,324   3,951,054  $ 4    $     24     $ --         $(124)    $ (9,674)
Warrants to purchase
 122,353 shares of
 Series E preferred
 stock for loan
 arrangement............          --       146         --    --         --        --           --           --
Compensation expense for
 non-employee options...          --       --          --    --         102       --           --           --
Issuance of common stock
 upon exercise of
 options, net...........          --       --       65,875   --         100       --           --           --
Grant of common stock in
 lieu of compensation...          --       --        9,412   --          40       --           --           --
Cash payments on
 receivable from
 stockholders...........          --       --          --    --         --        --           124          --
Issuance of Series E
 preferred stock (net of
 issuance costs of
 $625)..................    3,757,807   15,346         --    --         --        --           --           --
Net and comprehensive
 loss...................          --       --          --    --         --        --           --       (11,342)
                          -----------  -------  ----------  ---    --------     -----        -----     --------
Balances at December 31,
 1998...................   12,045,831   35,816   4,026,341    4         266       --           --       (21,016)
Issuance of common stock
 upon exercise of
 options................          --       --      379,860   --         375       --            (9)         --
Exercise of warrants for
 Series B redeemable
 convertible preferred
 stock..................       34,117      --           --   --          --       --           --           --
Compensation expense for
 non-employee options...          --       --           --   --         584       --           --           --
Grant of common stock in
 lieu of compensation...          --       --        5,000   --          40       --           --           --
Deferred stock
 compensation related to
 options granted to
 employees and
 consultants............          --       --          --    --         360      (360)         --           --
Amortization of deferred
 stock compensation.....          --       --          --    --         --         40          --           --
Net and comprehensive
 loss...................          --       --          --    --         --        --           --        (9,669)
                          -----------  -------  ----------  ---    --------     -----        -----     --------
Balances at December 31,
 1999...................   12,079,948  $35,816   4,411,201  $ 4    $  1,625     $(320)       $  (9)    $(30,685)
Issuance of common stock
 upon exercise of
 options................                         1,194,986    2       1,883                    (40)
Preferred stock
 conversion upon close
 of initial public
 offering...............  (12,079,948) (35,816) 12,079,948   12      35,804
Issuance of common stock
 in initial public
 offering, net of
 issuance costs of
 $5.6 million...........                         4,600,000    4      58,806
Exercise of warrants for
 common stock...........                            53,677   --         --
Compensation expense for
 non-employee options...                                              1,024
Common stock issued for
 Employee Stock Purchase
 Plan...................                           115,577   --         982
Options granted for
 license ...............                            10,000   --         120
Amortization of deferred
 stock compensation.....                                                           90
Net and comprehensive
 income loss............          --       --          --    --         --        --           --         1,035
                          -----------  -------  ----------  ---    --------     -----        -----     --------
Balances at December 31,
 2000...................          --   $   --   22,465,389  $22    $100,244     $(230)       $ (49)    $(29,650)
                          ===========  =======  ==========  ===    ========     =====        =====     ========

                            See accompanying notes.

                           ORATEC INTERVENTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents
                                 (In thousands)

                                                    Years ended December 31,
                                                    ---------------------------
                                                      2000     1999      1998
                                                    --------  -------  --------
OPERATING ACTIVITIES
  Net loss........................................  $  1,035  $(9,669) $(11,342)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................     3,514    3,208     2,097
    Compensation expense for options granted to
     non-employees................................     1,024      544       102
    Amortization of stock compensation............        90       40
    Issuance of equity for non-cash benefits......       120       40       186
    Non-cash interest expense.....................       --       350       108
  Changes in operating assets and liabilities:
    Accounts receivable...........................    (2,046)  (3,401)   (2,008)
    Inventories...................................    (3,202)  (1,827)     (919)
    Prepaid expenses and other current assets.....    (2,320)    (491)       80
    Accounts payable..............................      (560)      63       203
    Accrued compensation and benefits.............       811    1,626     1,051
    Other accrued liabilities.....................       (57)     180     1,205
                                                    --------  -------  --------
      Net cash used in operating activities.......    (1,591)  (9,337)   (9,237)
                                                    --------  -------  --------

INVESTING ACTIVITIES
  Purchases of available-for-sale investments.....   (16,683)  (7,154)   (3,998)
  Sales of available-for-sale investments.........     2,931    8,221     3,650
  Capital expenditures............................    (8,090)  (3,802)   (3,631)
                                                    --------  -------  --------
      Net cash used in investing activities.......   (21,842)  (2,735)   (3,979)
                                                    --------  -------  --------

FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock.......       --       --     15,346
  Proceeds from issuance of common stock..........    61,677      366       100
  Receipts (issuance) of stockholder receivables..       (40)     --        124
  Proceeds from (repayment of) bank borrowings....    (3,427)   2,249     1,178
  Proceeds (repayments) of notes payable..........    (4,000)   4,000       --
  Proceeds from equipment financing obligations...       --       633     3,000
  Repayment of equipment financing obligations....    (3,456)    (816)     (484)
                                                    --------  -------  --------
      Net cash provided by financing activities...    50,754    6,432    19,264
                                                    --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................    27,321   (5,640)    6,048
Cash and cash equivalents at beginning of period..     5,943   11,583     5,535
                                                    --------  -------  --------
Cash and cash equivalents at end of period........  $ 33,264  $ 5,943  $ 11,583
                                                    ========  =======  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Issuance of stock to stockholders for
   receivables....................................  $     40  $     9  $    --
                                                    ========  =======  ========
  Deferred stock compensation.....................  $    --   $   360  $    --
                                                    ========  =======  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest......................  $    783  $ 1,008  $    272
                                                    ========  =======  ========

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

1. Organization and Summary of Significant Accounting Policies

 The Company

  ORATEC Interventions, Inc. ("ORATEC" or the "company") was incorporated in the State of California on May 26, 1993 to develop medical devices, which use controlled thermal energy to treat spine and joint disorders. ORATEC's products use heat to modify, cut or remove damaged or stretched soft tissue. In August 1999, the company reincorporated in the state of Delaware.

 Basis Of Presentation

  Certain amounts in 1998 and 1999 have been restated to conform to the current period presentation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

 Cash Equivalents and Available- for- Sale Investments

  ORATEC considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents.

  In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ORATEC classifies its debt securities as "available-for-sale" securities for use in its current operations. Such debt securities are carried at amortized cost, which approximates fair value. The cost of the securities sold is based on specific identification.

 Fair Value of Financial Instruments

  The fair values of marketable securities, as described in Note 5, are based on quoted market prices and are not necessarily indicative of the amounts that ORATEC could realize in a current market exchange. The carrying value of those securities approximates their fair value.

  The fair value of notes payable, as described in Note 10, are estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying values of these obligations approximate their respective fair values.

  The fair value of short term and long term equipment financing obligations and bank borrowings, as described in Notes 8 and 9, are estimated based on current interest rates available to ORATEC for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

 Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful lives of the respective assets, generally two to seven years. The

                          ORATEC INTERVENTIONS, INC.

cost of generators in service is depreciated into cost of sales over an estimated useful lives ranging from two to three years.

 Impairment of Long-Lived Assets

  In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), ORATEC reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000 there have been no such losses.

 Revenue Recognition

  ORATEC recognizes revenue upon shipment of products to customers or when inventory provided to customers by ORATEC employees or sales agencies has been used at their facility as evidenced by receipt of a purchase order. If title to the products does not pass until receipt by the customer, revenue is deferred until proof of receipt is obtained. Title has been retained to the majority of arthroscopy generators, which have been placed with customers for their use with ORATEC's disposable arthroscopy probes. ORATEC is selling its spine generators following placement with customers for a demonstration period. Revenue is recognized upon customer acceptance evidenced by the issuance of a customer purchase order.

 Recently Issued Accounting Principles

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Changes in the fair value of derivatives will be recognized in net income unless specific hedge accounting criteria are met. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not currently expect the adoption of SFAS 133 will have a material impact on the Company's financial statements.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") which provides guidance on several practice issues related to application of APB 25. FIN 44 was effective July 1, 2000 (with specific exceptions). The adoption of FIN 44 did not have a material impact on the company's results of operations or financial position.

  In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on revenue recognition based on interpretations and practices followed by the SEC. The adoption of SAB 101 did not have a material impact on the company's results of operations or financial position.

  In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140 establishes the standard for accounting and reporting for transfers and servicing of financial assets and extinguishment of liabilities and is effective for transactions after March 31, 2001. The company does not expect the adoption of SFAS 140 to have a material impact on the company's financial statements.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising costs were not material in 2000, 1999, or 1998.

                          ORATEC INTERVENTIONS, INC.

 Product Liability and Patent Litigation Risks

  The medical device market is litigious and ORATEC may become a party to patent proceedings. The Company is involved in product liability actions; however, we do not believe that any of these are material to our business or financial condition.

 Stock-Based Compensation

  ORATEC accounts for grants of stock options and common stock purchase rights in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations." Information regarding pro forma adjustments to net loss, as required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), is included in Note 11.

  Equity instruments granted to consultants are accounted for using the Black-Scholes method prescribed by SFAS 123 and, in accordance with Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services", the equity instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

 Comprehensive Income (Loss)

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires unrealized gains or losses on ORATEC's available-for-sale investments to be included in other comprehensive income. For the years ended December 31, 2000, 1999 and 1998, comprehensive loss approximated net loss, as other comprehensive income was not material.

 Net Loss Per Share

  Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method).

  The computation of pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

  A reconciliation of shares used in the calculations is as follows (in thousands):

                                                               Years ended
                                                              December 31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------  -----
   Weighted-average shares of common stock outstanding,
    basic................................................. 17,556  4,201  4,006
   Effect of dilutive securities:
     Warrants and stock options...........................  5,398    --     --
                                                           ------ ------  -----
     Weighted-average shares of common stock outstanding,
      diluted............................................. 22,954  4,201  4,006
                                                           ====== ======  =====
   Pro forma diluted (unaudited):
     Shares used above.................................... 22,954  4,201  4,006
     Pro forma adjustment to reflect weighted-average
      effect of assumed conversion of redeemable
      convertible preferred stock.........................    --  12,075    --
                                                           ------ ------  -----
     Pro forma weighted-average shares of stock
      outstanding, diluted................................ 22,954 16,276  4,006
                                                           ====== ======  =====
     Pro forma net income (loss) per share, diluted
      (unaudited)......................................... $ 0.05 $(0.59)

                          ORATEC INTERVENTIONS, INC.

  The following outstanding options and warrants (on the treasury stock method), and redeemable convertible preferred stock (on an if converted basis) were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

                                                                December 31,
                                                             -------------------
                                                             2000   1999   1998
                                                             ----- ------ ------
   Options and warrants..................................... 1,219  3,582  2,985
   Redeemable convertible preferred stock...................   --  12,080 12,046

2. Accounts Receivable

  Accounts receivable is stated net of allowance for doubtful accounts. A summary of activity in the allowance is as follows (in thousands):

                                                                Years ended
                                                               December 31,
                                                              -----------------
                                                              2000   1999  1998
                                                              -----  ----  ----
   Balance at beginning of period............................ $ 528  $216  $106
   Additions charged to costs and expenses...................   467   363   151
   Write-off of uncollectible accounts.......................  (120)  (51)  (41)
                                                              -----  ----  ----
   Balance at end of period.................................. $ 875  $528  $216
                                                              =====  ====  ====

3. Inventories

  Inventories are stated at the lower of standard cost or market. Standard costs approximate average actual costs. Inventories are summarized below (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Raw materials................................................. $2,573 $1,087
   Work-in-process...............................................    189    284
   Finished goods................................................  3,094    790
   Electrothermal generators held for sale.......................    594  1,087
                                                                  ------ ------
                                                                  $6,450 $3,248
                                                                  ====== ======

4. Property and Equipment

  Property and equipment consists of the following (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Electrothermal generators.................................. $11,557  $ 7,581
   Computers, machinery and equipment.........................   3,628    1,993
   Furniture and fixtures.....................................     590      451
   Leasehold improvements.....................................     686      294
                                                               -------  -------
                                                                16,461   10,319
   Less accumulated depreciation and amortization.............  (7,476)  (5,910)
                                                               -------  -------
   Property and equipment, net................................ $ 8,985  $ 4,409
                                                               =======  =======

                          ORATEC INTERVENTIONS, INC.

5. Cash Equivalents and Available-for-Sale Investments

  Cash equivalents and available-for-sale investments include the following (in thousands):

                                                                 Amortized Cost
                                                                 and Fair Value
                                                                       at
                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
   Corporate bonds.............................................. $11,769 $  --
   Corporate commercial paper...................................  38,178  3,781
   Asset-backed auction rate securities.........................     --   2,004
                                                                 ------- ------
                                                                 $49,947 $5,785
                                                                 ======= ======
   Reported as:
     Cash equivalents........................................... $33,264 $2,854
     Available-for-sale investments.............................  16,683  2,931
                                                                 ------- ------
                                                                 $49,947 $5,785
                                                                 ======= ======

  At December 31, 2000 and 1999, the average maturity of the investments was approximately five and two months, respectively.

  There were no material gross realized gains or losses from sales of securities in the periods presented. Unrealized gains and losses on investments were not material at December 31, 2000 or 1999.

6. Other Accrued Liabilities

  Other accrued liabilities consisted of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
     Professional fees........................................... $  584 $  581
     Dealer commissions..........................................    349    299
     Clinical and development costs..............................    281    189
     Other.......................................................    546    748
                                                                  ------ ------
                                                                  $1,760 $1,817
                                                                  ====== ======

7. Operating Lease Commitments

  ORATEC leases its facilities under various agreements expiring through October 2008. Rent expense was approximately $800,000, $525,000 and $320,000 for the years ended December 31, 2000, 1999 and 1998. ORATEC has the option to extend the term of the majority of its operating leases for three additional years. At December 31, 2000, minimum future rental payments under operating leases are as follows (in thousands):

     Year ended December 31,
     -----------------------
        2001............................................................. $1,321
        2002.............................................................  1,488
        2003.............................................................  1,379
        2004.............................................................  1,388
        2005.............................................................  1,443
        Thereafter.......................................................  2,635
                                                                          ------
                                                                          $9,654
                                                                          ======

                          ORATEC INTERVENTIONS, INC.

8. Equipment Financing Obligations

  In 1996, a financial institution made available to ORATEC equipment loans of up to $500,000 on which interest accrued at a rate of 8% per annum. All amounts owing under the loan were repaid in 2000.

  In 1997, two financial institutions made available to ORATEC equipment loans of up to an aggregate $1,000,000 on which interest was fixed at the time of each drawdown. The company had three promissory notes with interest ranging between 7% and 8% and had granted the lender perfected security interest over some specified computer, manufacturing, laboratory and office equipment and furniture. All amounts owing under the loans were repaid in 2000, and the security on the company's assets was removed.

  In 1998, a financial institution made available to ORATEC an equipment loan on which the interest was fixed at the time of each drawdown, which in 1999 ranged from 12% to 13%. The loan was secured by the equipment financed and by a junior interest in the other assets of the company. All amounts owing under the loan were repaid in 2000, and the security over the company's assets was removed.

  The company has one remaining equipment financing obligation in the year ended December 31, 2000 for $27,000, including $7,000 in interest. The loan is payable in 2001.

9. Bank Borrowings

  In 1998, ORATEC entered into a loan and security agreement for a revolving line of credit of up to $2,500,000 that increased to $4,000,000 in 1999. The line of credit was at 1% above the prime rate and had a first priority security interest over the assets of ORATEC. ORATEC was subject to covenants under the terms of the agreement including a maximum debt to tangible net worth ratio of 3:1. All amounts owing under the line of credit were repaid in 2000, and the security over the company's assets was removed.

10. Notes Payable

  In 1998, a financial institution made available to ORATEC a loan facility of up to $4,000,000 with interest at 13.5% per annum, subject to changes in the three year treasury rates. The loan was covered by a subordinated security interest in the assets of ORATEC. In connection with the set up of the loan arrangement, ORATEC agreed to issue to the financial institution a warrant to purchase 122,353 shares of ORATEC's Series E preferred stock at $4.25 per share. For accounting purposes, the warrant was valued at $145,821 and was fully expensed in 1998. ORATEC drew down the full $4,000,000 in 1999. All amounts owing under the notes were repaid in 2000, and the security over the company's assets was removed.

                          ORATEC INTERVENTIONS, INC.

11. Redeemable Convertible Preferred Stock and Common Stock

 Redeemable Convertible Preferred Stock

  A summary of redeemable convertible preferred stock ("preferred stock") is as follows:

                                                      December 31, 1999
                                              ----------------------------------
                                                                     Redemption/
                                                         Issued and  Liquidation
                                              Authorized Outstanding    Value
                                              ---------- ----------- -----------
     Series A................................    260,416    260,416  $   250,000
     Series B................................  3,462,050  3,390,612    4,577,326
     Series C................................  1,477,542  1,442,542    4,327,638
     Series D................................  3,228,571  3,228,571   11,299,998
     Series E................................  3,971,421  3,757,807   15,970,680
                                              ---------- ----------  -----------
                                              12,400,000 12,079,948  $36,425,642
                                              ========== ==========  ===========

  Upon completion of the company's initial public offering on April 4, 2000, all of the outstanding shares of Series A, B, C, D and E preferred stock were converted to common stock on a one for one basis.

 Common Stock

  On April 4, 2000, the company completed its initial public offering in which the company sold 4.6 million shares at $14.00 per share, raising net proceeds of $58.8 million, after deducting issuance costs of $5.6 million.

 Stock Option Plans

  In July 1995, ORATEC adopted the 1995 Stock Plan (the "95 Plan") and, in November 1999, ORATEC adopted the 1999 Stock Plan (the "99 Plan") in conjunction with ORATEC's reincorporation in Delaware. These plans provide for the issuance of common stock options and common stock purchase rights to employees and consultants of ORATEC. The plans permit ORATEC to (i) grant incentive stock options to employees at no less than 100% of fair value at date of grant as determined by the board of directors; (ii) grant nonstatutory stock options at no less than 85% of fair value; and (iii) sell common stock at no less than 85% of fair value subject to stock purchase agreements. ORATEC issued 19,412 of common stock under the 95 Plan stock purchase rights through December 31, 2000. Incentive stock options become exercisable ratably generally over a four year period from the date of grant. Nonstatutory stock options granted to consultants prior to May 1999 become exercisable ratably generally over two years from the date of grant. Nonstatutory stock options granted to consultants beginning in May 1999 were granted as fully vested. The term of the plans is 10 years. In August 1999, the ORATEC stockholders approved an amendment to the 95 Plan to increase the number of shares reserved for issuance by 1,250,000 shares. ORATEC's board of directors determined that no grants will be made from the 95 Plan subsequent to October 1999 and the 1,165,062 shares available for grant under the 95 Plan at December 31, 1999 were retired. The number of shares initially reserved for issuance under the 99 Plan was 1,149,000; this was increased by an additional 659,645 shares in 2000. The number of shares reserved for issuance under the 99 Plan is subject to an automatic annual increase on January 1, 2001 and 2002 equal to the lesser of (i) 1,250,000 shares, (ii) 4% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the board of directors determines. At December 31, 2000, ORATEC had 126,583 options available for future grant under the 99 Plan.

                           ORATEC INTERVENTIONS, INC.

  In August 1999, ORATEC stockholders approved the 1999 Directors' Stock Option Plan (the "Directors' Plan"), which provides for the grant of nonqualified stock options to nonemployee directors of ORATEC. A total of 250,000 shares of common stock have been reserved for issuance under the Directors' Plan. There are 20,000 options outstanding under this plan as of December 31, 2000 and 230,000 shares remain available for future grant.

  A summary of option activity under ORATEC's stock option plans is as follows:

                                            Years ended December 31,
                          ---------------------------------------------------------------
                                  2000                 1999                 1998
                          --------------------- -------------------- --------------------
                                      Weighted-            Weighted-            Weighted-
                                       Average              Average              Average
                                      Exercise             Exercise             Exercise
                           Options      Price    Options     Price    Options     Price
                          ----------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................   3,374,037   $ 3.26   2,721,829    $1.46   2,228,420    $0.67
  Granted...............   1,718,065   $11.01   1,281,000    $6.54     823,688    $3.46
  Canceled..............    (423,336)  $ 1.54    (248,932)   $3.84    (190,654)   $1.88
  Exercised.............  (1,194,495)  $10.45    (379,860)   $0.99    (139,625)   $0.76
                          ----------            ---------            ---------
Outstanding at end of
 year...................   3,474,271   $ 6.81   3,374,037    $3.26   2,721,829    $1.46
                          ==========            =========            =========
Weighted-average fair
 value of options
 granted during the
 year...................               $ 7.42                $1.13                $0.58
                                       ======                =====                =====

                                             December 31, 2000
                            ---------------------------------------------------
                                  Options Outstanding       Options Exercisable
                            ------------------------------- -------------------
                                       Weighted-
                                        Average   Weighted-           Weighted-
                                       Remaining   Average             Average
                            Number of Contractual Exercise  Number of Exercise
Range of Exercise Prices     Options     Life       Price    Options    Price
------------------------    --------- ----------- --------- --------- ---------
$0.001--$ 2.50.............   791,781    8.16      $ 0.94     638,400  $ 0.87
$ 3.50--$ 5.00............. 1,292,738    8.93      $ 4.48     344,278  $ 4.34
$ 7.50--$14.00............. 1,273,252    9.07      $10.58     253,626  $ 9.62
$30.50--$32.25.............   116,500    9.48      $31.37       9,594  $31.47
                            ---------                       ---------
$0.001--$32.25............. 3,474,271    8.82      $ 6.81   1,245,898  $ 3.85
                            =========                       =========

  The company has recorded deferred stock compensation of $360,000 in 1999 in connection with the grant of certain stock options to employees during that period. Deferred stock compensation represents the difference between the exercise price of the options and the deemed fair value of the common stock. The deferred compensation will be amortized to expense over the four year average vesting period of the options.

                           ORATEC INTERVENTIONS, INC.

  Pro forma information regarding net loss is required by SFAS 123, and has been determined as if ORATEC had accounted for its employee stock options issued under the fair value method of that Statement. The fair value of these options was estimated at the date of grant. For the periods before the company's initial public offering, the minimum value method was used to calculate fair value and for the periods after the initial public offering, the Black-Scholes method was used. Assumptions applied in calculating the fair value are as follows:

                                                            Years ended
                                                           December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
     Risk free interest rates........................     6.0%     4.5%     6.0%
     Expected volatility.............................    0.90       --       --
     Expected life................................... 4 years  4 years  4 years
     Expected dividend yield.........................     --        --       --

  For the purpose of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of the options. The company's pro forma information is as follows (in thousands, except per share data):

                                                   Years ended December 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------  --------  --------
     Net income (loss):
       As reported................................ $ 1,035  $ (9,669) $(11,342)
       Pro forma.................................. $(2,884)  (10,036)  (11,487)
     Diluted income (loss) per share:
       As reported................................ $  0.05  $  (2.30) $  (2.83)
       Pro forma.................................. $ (0.13) $  (2.39) $  (2.87)

  The pro forma net loss is not necessarily indicative of potential pro forma effects on results for future years.

  ORATEC has granted 195,750 and 82,750 options to nonemployees in 2000 and 1999, respectively, which resulted in compensation expense of $1,024,730 and $584,000 in 2000 and 1999. Options with vesting terms are subject to revaluation through the vesting period. The expense is recognized as the options vest.

                           ORATEC INTERVENTIONS, INC.

 Stock Purchase Plan

  In August 1999, the ORATEC stockholders approved the adoption of the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"). A total of 425,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan. The number of shares reserved for issuance is subject to an automatic annual increase on January 1, 2001, 2002 and 2003 equal to the lesser of (i) 425,000 shares, (ii) 2% of the outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the board of directors determines. The 1999 Purchase Plan permits eligible employees to acquire shares of ORATEC's common stock through periodic payroll deductions of up to 15% of total compensation. An employee may purchase no more than 3,000 shares during any given offering period. Each offering period will have a maximum duration of approximately six months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of ORATEC's common stock at the beginning or the end of each offering period. The initial offering period commenced on the effectiveness of ORATEC's initial public offering. In 2000, 115,577 shares of common stock were issued and 309,423 shares remain available for future issuance.

  The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates of 6%, expected volatility of 0.90, expected life of 6 months and an expected dividend yield of 0%. The weighted-average fair value of the shares issued under the 1999 purchase plan was $3.25 per share.

 Stockholder Rights Plan

  A stockholder rights plan exists that provides for a dividend distribution of one right to be attached to each share of common stock. The rights are currently not exercisable or transferable apart from the common stock. The basic right entitles the holder to purchase 1/1000 of a share of a new series of participating preferred stock, which is substantially equivalent to one share of common stock, at an exercise price of $55.00 per share. These rights would become exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer which would increase the person's or group's beneficial ownership to 15% or more of the Company's common stock, subject to certain exceptions. After the rights become exercisable, each right entitles a holder other than the 15% holder, instead, to purchase common stock having a market value of two times the exercise price. If the Company is acquired in a merger or other business combination transaction, each exercisable right entitles the holder to purchase common stock of the acquiring company or an affiliate having a market value of two times the exercise price of the right. In certain events the Board of Directors may exchange rights for common stock or equivalent securities having a market value equal to the exercise price of the rights. Each right is redeemable at $0.01 any time before a person or group triggers the 15% ownership threshold. The rights expire on November 28, 2010.

 Warrants

  In March 1996, ORATEC issued a warrant to purchase 55,555 shares of Series B preferred stock at a purchase price of $1.35 per share in conjunction with obtaining equipment financing from a lender. In the year ended December 31, 2000, this warrant was exercised.

  In October 1997, ORATEC issued warrants to purchase 35,000 shares of Series C preferred stock at $3.00 per share in conjunction with obtaining an equipment financing facility. The warrants expire at the later of ten years from the issuance date or five years after the closing of ORATEC's initial public offering.

  In December 1998, ORATEC entered into negotiations with a lender to obtain debt financing (see Note 10). As an inducement to conduct negotiations, ORATEC agreed to issue a warrant to purchase 122,353 shares of

                           ORATEC INTERVENTIONS, INC.

Series E preferred stock at a purchase price of $4.25 per share. The warrant expires on the earlier of (i) January 2004 or (ii) the earlier of the second anniversary of either ORATEC's initial public offering or an acquisition of ORATEC by a publicly traded company.

  As of December 31, 2000, warrants to purchase a total of 35,000 shares of Series C preferred stock and 122,353 shares of Series E preferred stock were outstanding.

 Reserved Stock

  As of December 31, 2000, ORATEC has reserved shares of common stock for future issuance as follows:

   Stock plans........................................................ 4,140,277
   Warrants...........................................................   157,353
                                                                       ---------
                                                                       4,297,630
                                                                       =========

12. Income Taxes

  ORATEC's provision for income taxes for the year ended December 31, 2000 consists of the following (in thousands):

                                                                    December 31,
                                                                    ------------
                                                                    2000   1999
                                                                    ------------
   Current provision
     Federal....................................................... $  33    --
     State......................................................... $  15    --
                                                                    ----- ------
   Total provision................................................. $  48 $  --
                                                                    ===== ======

  ORATEC's provision for income taxes primarily relates to alternative minimum taxes and state taxes.

  As of December 31, 2000, ORATEC had federal and state net operating loss carryforwards of approximately $29,000,000 and $13,000,000. ORATEC also had federal research and development tax credit carryforwards of approximately $400,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized.

  Federal and state net operating loss carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

  The provision for income tax differs from the amount computed by applying the statutory income tax rate of 34% to the net income before income tax due to the utilization of federal and state operating losses and research and development tax credit carryforwards.

                           ORATEC INTERVENTIONS, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of ORATEC's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Net operating loss carryforwards......................... $ 10,700  $  8,500
   Research credit carryforwards............................      600       600
   Capitalized research & development.......................      700       500
   Inventory reserves.......................................    1,800     1,100
   Accrued liabilities......................................      800     1,700
   Other--net...............................................      300      (500)
                                                             --------  --------
   Net deferred tax assets..................................   14,900    11,900
   Valuation allowance......................................  (14,900)  (11,900)
                                                             --------  --------
   TOTAL.................................................... $    --   $    --
                                                             ========  ========

  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,000,000, $3,900,000 and $4,300,000 during the years 2000, 1999 and 1998, respectively.

  Approximately $3,000,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.

                           ORATEC INTERVENTIONS, INC.

13. Segment Reporting

  Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), establishes standards for the reporting of selected financial information about a company's operating segments and disclosures about a company's products, geographical areas and major customers.

  Since inception, ORATEC has been primarily engaged in one reportable operating segment, providing medical devices that use controlled thermal energy to treat spine and joint disorders. At the present time, ORATEC is organized and managed along functional lines. ORATEC's President and Chief Executive Officer evaluates performance and allocates resources based on the operating results of the whole company. Revenues are tracked per product line (spine and arthroscopy) but operating expenses are not allocated to individual product lines so that no measure of profit or loss for any individual product line is available. ORATEC attributes revenues from customers to individual countries based on the location of the customer. Substantially all of ORATEC's revenues to date have been derived from sales to customers in the U.S. Further, all of ORATEC's assets have been located in the U.S. for all periods presented. ORATEC's current products consist of two minimally invasive systems for the treatment of spine and joint disorders.

  ORATEC's spine and arthroscopy product sales are as follows (in thousands):

                                                               Years ended
                                                              December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Spine................................................ $25,651 $16,163 $ 1,246
   Arthroscopy..........................................  24,268  15,202   9,883
                                                         ------- ------- -------
                                                         $49,919 $31,365 $11,129
                                                         ======= ======= =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable

                                    PART III

  The proxy statement for our 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, will be incorporated by reference into this Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10-13), except for the information with respect to our executive officers, which is included in "Item 1. Business--Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

  (1) Financial Statements--see item 8 to this Form 10-K

  (2) Financial Statement Schedules--these schedules have been omitted, as they are not applicable

  (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Certificate of Incorporation of ORATEC (Filed as Exhibit 3.2 to the
         Registration Statement on Form S-1 on January 31, 2001 and
         incorporated herein by reference).
  3.2    Bylaws of ORATEC, as amended (Filed as Exhibit 3.4 to the Registration
         Statement on Form S-1 on January 31, 2001 and incorporated herein by reference).
  4.1    Preferred Shares Rights Agreement, dated as of November 28, 2000, between ORATEC and American Stock Transfer & Trust Company, including the Certificate of Designation, the form of Rights Certificate and the
         Summary of Rights attached thereto as Exhibits A, B and C, respectively (Filed as Exhibit 1 to the Registration Statement on Form
         8-A on December 15, 2000 and incorporated herein by reference).
 10.1    Amended and Restated Investors' Rights Agreement dated December 7,
         1998 among ORATEC and certain investors (Filed as Exhibit 10.1 to the
         Registration Statement on Form S-1 on January 31, 2001 and
         incorporated herein by reference).
 10.2    Employment Letter Agreement dated October 29, 1997 between ORATEC and
         Nancy V. Westcott (Filed as Exhibit 10.2 to the Registration Statement
         on Form S-1 on January 31, 2001 and incorporated herein by reference).
 10.3    Employment Agreement dated July 14, 1997 between ORATEC and Kenneth W.
         Anstey (Filed as Exhibit 10.3 to the Registration Statement on Form S-
         1 on January 31, 2001 and incorporated herein by reference).
 10.4    Employment Agreement dated August 21, 1996 and First Amendment to
         Employment Agreement dated July 14, 1997 between ORATEC and Hugh
         Sharkey (Filed as Exhibit 10.4 to the Registration Statement on Form
         S-1 on January 31, 2001 and incorporated herein by reference).
 10.5    Change of Control Letter Agreement dated 1996 between ORATEC and Roger
         Lipton (Filed as Exhibit 10.5 to the Registration Statement on Form S-
         1 on January 31, 2001 and incorporated herein by reference).
 10.6    Offer letter dated November 29, 1999 between ORATEC and Theresa
         Mitchell (Filed as Exhibit 10.6 to the Registration Statement on Form
         S-1 on January 31, 2001 and incorporated herein by reference).
 10.7    1995 Stock Plan, as amended, (Filed as Exhibit 10.8 to the
         Registration Statement on Form S-1 on January 31, 2001 and
         incorporated herein by reference).
 10.8    1999 Stock Plan and form of option agreement (Filed as Exhibit 10.10 to the Registration Statement on Form S-1 on January 31, 2001 and
         incorporated herein by reference).
 10.9    1999 Directors' Stock Option Plan and Form Option Agreement (Filed as
         Exhibit 10.1 to the Quarterly Report on Form 10Q on November 14, 2000
         and incorporated herein by reference).
 10.10   1999 Employee Stock Purchase Plan and form of subscription agreement
         (Filed as Exhibit 10.12 to the Registration Statement on Form S-1 on
         January 31, 2001 and incorporated herein by reference).

 Exhibit
 Number                                Description
 -------                               -----------
 10.11   Lease dated May 7, 1998 between ORATEC and White Properties Joint
         Venture, as amended, (Filed as Exhibit 10.13 to the Registration
         Statement on Form S-1 on January 31, 2001 and incorporated herein by reference).
 10.12   Lease dated August 2, 1996 between ORATEC and Huettig & Schromm/Heaton
         & Keyser (Filed as Exhibit 10.14 to the Registration Statement on Form
         S-1 on January 31, 2001 and incorporated herein by reference).
 10.13   Addendum II to the Lease dated August 2, 1996 between ORATEC and
         Huettig & Schromm/Heaton & Keyser.
 10.14   Lease dated August 25, 1999 between ORATEC and White Properties Joint
         Venture (Filed as Exhibit 10.15 to Amendment #1 to the Registration
         Statement on Form S-1 on March 2, 2000 and incorporated herein by reference).
 10.15   Addendum I to the Lease dated August 25, 1999 between ORATEC and White
         Properties Joint Venture.
 10.16   Form of Indemnification Agreement between ORATEC and directors and officers (Filed as Exhibit 10.16 to the Registration Statement on Form
         S-1 on January 31, 2001 and incorporated herein by reference).
 10.17*  International Distribution Agreement dated March 30, 1999 between
         ORATEC and DePuy Acromed, Inc. (Filed as Exhibit 10.17 to the
         Registration Statement on Form S-1 on January 31, 2001 and
         incorporated herein by reference).
 23.1    Consent of Ernst & Young LLP, Independent Auditors.
 24.1    Power of Attorney (appears on the signature page to this report).

--------
* Confidential Treatment granted.

  (b) Reports on Form 8-K--these forms have been omitted, as they are not applicable

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORATEC INTERVENTIONS, INC.

                                                 /s/ Kenneth W. Anstey
                                          By: _________________________________
                                                     Kenneth W. Anstey
                                                 President, Chief Executive
                                                        Officer and
                                               Director (Principal Executive
                                                          Officer)

Date: March 23, 2001

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth W. Anstey and Nancy V. Westcott, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Kenneth W. Anstey           President, Chief Executive    March 23, 2001
____________________________________  Officer and Director
         Kenneth W. Anstey            (Principal Executive
                                      Officer)

     /s/ Nancy V. Westcott           Chief Financial Officer       March 23, 2001
____________________________________  (Principal Financial and
         Nancy V. Westcott            Accounting Officer)


      /s/ Hugh R. Sharkey            Director                      March 23, 2001
____________________________________
          Hugh R. Sharkey

     /s/ Richard M. Ferrari          Director                      March 23, 2001
____________________________________
         Richard M. Ferrari

    /s/ Patrick F. Latterell         Director                      March 23, 2001
____________________________________
        Patrick F. Latterell

       /s/ Wayne R. Moon             Director                      March 23, 2001
____________________________________
           Wayne R. Moon

      /s/ Jeffrey A. Saal            Director                      March 23, 2001
____________________________________
       Jeffrey A. Saal , M.D.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
 10.13   Addendum II to the Lease dated August 2, 1996 between ORATEC and
         Huettig & Schromm/Heaton & Keyser.

 10.15   Addendum I to the Lease dated August 25, 1999 between ORATEC and White
         Properties Joint Venture.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1    Power of Attorney (appears on the signature page to this report).

--------