Form 10-Q
period 2001-03-31
ORATEC INTERVENTIONS INC
filed 2001-05-11
CIK 1037165

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                       Commission file number 000-26745

================================================================================

                          ORATEC INTERVENTIONS, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                                        94-3180773
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                 organization)

                               3700 Haven Court
                         Menlo Park, California 94025
         (Address of principal executive offices, including zip code)

                                (650) 369-9904
             (Registrant's telephone number, including area code)

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


                              Yes [X]     No [_]

     As of April 30, 2001, there were 22,870,133 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

PART I.       FINANCIAL INFORMATION                                                                           Page
     Item 1.  Financial Statements (unaudited)

              Condensed Balance Sheets - March 31, 2001 and December 31, 2000..............................      3

              Condensed Statements of Operations - Three months ended March 31, 2001 and 2000..............      4

              Condensed Statements of Cash Flows - Three months ended March 31, 2001 and 2000..............      5

              Notes to Condensed Financial Statements......................................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........      8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................     17

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings............................................................................     17

     Item 2.  Changes in Securities and Use of Proceeds....................................................     17

     Item 3.  Defaults Upon Senior Securities..............................................................     18

     Item 4.  Submission of Matters to a Vote of Security Holders..........................................     18

     Item 5.  Other Information............................................................................     18

     Item 6.  Exhibits and Reports on Form 8-K.............................................................     18

SIGNATURES.................................................................................................     19

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          ORATEC INTERVENTIONS, INC.
                           CONDENSED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                             March 31,             December 31,
                                                                                2001                   2000
Assets                                                                      (unaudited)
                                                                          ---------------        ----------------
Current assets:
   Cash and cash equivalents.......................................           $ 28,968               $ 33,264
   Available-for-sale investments..................................             22,291                 16,683
   Accounts receivable, net........................................              8,566                  8,352
   Inventories.....................................................              5,449                  6,450
   Prepaid expenses................................................              1,077                  1,537
   Other current assets............................................              1,467                  1,787
                                                                              --------               --------
      Total current assets.........................................             67,818                 68,073
Property and equipment, net........................................              9,384                  8,985
                                                                              --------               --------
                                                                              $ 77,202               $ 77,058
                                                                              ========               ========
Liabilities and stockholders' equity

Current liabilities:
   Accounts payable................................................           $  1,165               $  1,175
   Accrued compensation and benefits...............................              2,412                  3,764
   Other accrued liabilities.......................................              2,021                  1,760
   Current portion of equipment financing obligations..............                 16                     22
                                                                              --------               --------
      Total current liabilities....................................              5,614                  6,721

Common stock, $0.001 par value.....................................                 23                     22
Additional paid-in capital.........................................            101,003                100,244
Deferred stock compensation........................................               (208)                  (230)
Receivable from stockholder........................................                (41)                   (49)
Accumulated other comprehensive income.............................                236                      -
Accumulated deficit................................................            (29,425)               (29,650)
                                                                              --------               --------
Stockholders' equity...............................................             71,588                 70,337

                                                                              $ 77,202               $ 77,058
                                                                              ========               ========

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                       Three months ended
                                                                             March 31,
                                                                 -----------------------------
                                                                       2001             2000
                                                                 -----------------------------
Sales........................................................       $12,811          $12,663
Cost of sales................................................         4,020            3,646

Gross profit.................................................         8,791            9,017
Operating expenses:
      Research and development...............................         1,428            1,318
      Sales and marketing....................................         6,702            6,035
      General and administrative.............................           973            1,035
      Stock compensation (1).................................           182              259
                                                                    -------          -------
Total operating expenses.....................................         9,285            8,647
                                                                    -------          -------
Income (loss) from operations................................          (494)             370
Interest and other income....................................           730              168
Interest and other expense...................................            (1)            (321)
                                                                    -------          -------
Income before income taxes...................................           235              217
Provision for income taxes...................................            12               11
                                                                    -------          -------
Net income...................................................       $   223          $   206
                                                                    =======          =======

Basic net income per share...................................       $  0.01          $  0.05
                                                                    =======          =======

Diluted net income per share.................................       $  0.01          $  0.01
                                                                    =======          =======
Shares used in computing basic net income per share..........        22,671            4,555
Shares used in computing diluted net income per share........        23,475           18,873

(1) Stock compensation expense relates to research and development and sales and marketing expenses as follows:

    Research and development..............................   $  64   $ 259
    Sales and marketing...................................     118      --
                                                             -----   -----
                                                             $ 182   $ 259
                                                             =====   =====

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                           (In thousands, unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                 ------------------------------
                                                                                         2001              2000
                                                                                 ------------------------------
Operating activities
Net income.....................................................................       $   223           $   206
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization................................................         1,021               861
  Compensation expense for options granted to non-employees....................           160               236
  Amortization of stock compensation...........................................            22                23
Changes in operating assets and liabilities:
  Accounts receivable..........................................................          (214)           (1,412)
  Inventories..................................................................         1,001              (290)
  Prepaid expenses and other current assets....................................           780              (316)
  Accounts payable.............................................................           (11)              414
  Accrued compensation and benefits............................................        (1,352)             (489)
  Other accrued liabilities....................................................           261               138
                                                                                    ---------         ---------
      Net cash provided by (used in) operating activities......................         1,891              (629)
                                                                                    ---------         ---------
Investing activities:
Purchases of available-for-sale investments....................................        (7,970)               --
Sales of available-for-sale investments........................................         2,598             2,931
Capital expenditures...........................................................        (1,421)           (3,345)
                                                                                    ---------         ---------
      Net cash used in investing activities....................................        (6,793)             (414)
                                                                                    ---------         ---------
Financing activities:
Proceeds from issuance of common stock.........................................           603               542
Repayment of shareholder receivables...........................................             8                --
Repayment of notes payable.....................................................            --              (501)
Repayment of equipment financing obligations...................................            (6)             (314)
                                                                                    ---------         ---------
      Net cash provided by (used in) financing activities......................           606              (273)
                                                                                    ---------         ---------
Net decrease in cash and cash equivalents......................................        (4,296)           (1,316)
Cash and cash equivalents at beginning of period...............................        33,264             5,943
                                                                                    =========         =========
Cash and cash equivalents at end of period.....................................       $28,968           $ 4,627
                                                                                    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash payments for interest.................................................       $     1           $   313
                                                                                    =========         =========

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ORATEC Interventions, Inc. for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These condensed financial statements should be read in conjunction with financial statements for the year ended December 31, 2000 contained in our report on Form 10-K. The balance sheet at December 31, 2000 was derived from audited financial statements; however, the financial statements in this report are condensed and do not include all disclosures required by generally accepted accounting principles.

2.   Net Income Per Share:

     Basic net income per share is computed using the weighted-average number of shares of stock outstanding during the period. Diluted net income per common share is computed using the weighted average number of common shares, redeemable convertible preferred shares (on an as-converted basis) and common equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method and consist of shares outstanding related to stock options and warrants. Common stock equivalents and redeemable convertible preferred stock are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

     The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2001         2000
                                                      --------     -------
Net income.........................................   $    223     $   206
                                                      ========     =======
Shares used in the calculation:
Weighted-average common shares outstanding
used to compute basic net income per share.........     22,671       4,555
Weighted-average effect of dilutive securities:
Options............................................        782       2,090
Warrants...........................................         22         148
    Redeemable convertible preferred shares........         --      12,080
Weighted-average shares used to compute diluted
    net income per share...........................     23,475      18,873
                                                      ========     =======
Net income per share:
Basic..............................................   $   0.01     $  0.05
                                                      ========     =======
Diluted............................................   $   0.01     $  0.01
                                                      ========     =======

     The Company issued 4,600,000 shares of common stock at the close of its initial public offering on April 10, 2000. At that time, all outstanding convertible preferred stock converted to common stock.

3.   Comprehensive Income:

     The components of comprehensive income for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                         Three months
                                                        ended March 31,
                                                      -----------------
                                                       2001        2000
                                                      -----       -----
Net income.........................................   $ 223       $ 206
                                                      -----------------
Unrealized gain on available-for-sale                   236          --
investments........................................   $ 459       $ 206
                                                      =================


4.   Balance Sheet Detail (in thousands):

                                                   March 31,    December 31,
                                                   -------------------------
                                                       2001          2000
                                                   -----------     ---------
     Inventory:
         Raw materials............................   $ 2,158       $ 2,573
         Work-in-process..........................       112           189
         Finished goods...........................     2,528         3,094
         Generators held for sale.................       651           594
                                                     -------       -------
     Total........................................   $ 5,449       $ 6,450
                                                     =======       =======

     Other accrued liabilities:
         Accrued professional fees................   $   634       $   584
         Dealer commissions.......................       446           349
         Clinical and development costs...........       328           281
         Other....................................       613           546
                                                     -------       -------
     Total........................................   $ 2,021       $ 1,760
                                                     =======       =======

5.   Recent Accounting Pronouncement:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires all derivatives to be recognized as either assets or liabilities on the balance sheet and to be measured at fair value. Changes in the fair value of derivatives will be recognized in net income unless specific hedge accounting criteria are met. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS 133 had no material impact on the Company's financial statements.

6.      Segment Information:

        ORATEC's spine and arthroscopy product sales are as follows (in thousands):

                                                       Three months
                                                      ended March 31,
                                                     ------------------
                                                        2001      2000
                                                     ------------------
     Spine........................................   $ 6,188   $ 6,760
     Arthroscopy..................................     6,623     5,903
                                                     -------   -------
                                                     $12,811   $12,663
                                                     =======   =======

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

Overview

        ORATEC Interventions develops and markets innovative medical devices that use controlled thermal energy to treat spine and joint disorders. In December 1995 we gained FDA 510(k) clearance for our first product, our TAC probe for the treatment of joint disorders. In March 1997, after 18 months of funding scientific and clinical studies, we formally launched this product at the American Academy of Orthopedic Surgeons convention. We received FDA 510(k) clearance for our SpineCATH product in March 1998 and formally launched this product at the North American Spine Society, or NASS, conference in October 1998. In November 1999, we introduced our Vulcan ElectroThermal Arthroscopy System.

        All of our revenues are generated from sales of our spine and arthroscopy products. For the three months ended March 31, 2001, 95% of our total sales were derived from our disposable spine catheters and arthroscopy probes and 5% was derived from sales of generators and accessories. During the three months ended March 31, 2001, we produced a profit of $223,000 compared to a profit of $206,000 for the three months ended March 31, 2000. Our profitability is attributable to both increased sales and interest earned on proceeds from our initial public offering in April 2000. At March 31, 2001 we had an accumulated deficit of $29.4 million.

        For the three months ended March 31, 2001, only 1% of our sales was derived from markets outside the U.S., and we do not expect international sales to increase significantly in the near future. In international markets, we rely exclusively on third party distributors. Our gross margins on sales through international third party distributors are less than our gross margins on U.S. sales as a result of price discounts. We have limited or no control over the sales efforts of these third party distributors.

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

        Several large insurance companies have refused to reimburse for procedures using our spine products. If our customers continue to experience difficulty in receiving reimbursement, they may refuse to use our products and we may be unable to meet our revenue goals.

        The medical device market is litigious and in the ordinary course of business we will become a party to product liability proceedings. We may also become a party to patent proceedings. The costs of such lawsuits may be material and could affect our earnings and financial position. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties, which could harm our results of operations.

        Our future growth depends on expanding our current markets and finding new high growth markets in which we can leverage our core technologies of applying thermal energy to treat soft tissue disorders. To the extent any current or additional markets do not materialize in accordance with our expectations, our sales could be lower than expected.

Results of Operations

 Sales

        Sales increased 1% to $12.8 million for the three months ended March 31, 2001 from $12.7 million for the three months ended March 31, 2000. Our arthroscopy business increased 12% to $6.6 million in the first three months of 2001 from $5.9 million for the first three months of 2000 as the continuing market acceptance of our Vulcan arthroscopy system and new product introductions led to greater account penetration, increased probe utilization rates, and a higher number of active customers. Sales decreased in our spine business to $6.2 million in the first three months of 2001 from $6.8 million in the first three months of 2000, or 8%, due to lower unit shipments to customers who continue to experience difficulty obtaining reimbursement from payors for the IDET procedure. The unit decline was partially offset by an increase in the list price of the SpineCATH catheter and increases in the number of generators placed in hospitals and clinics.

 Cost of sales

        Cost of sales increased to $4.0 million for the three months ended March 31, 2001, a 10% increase from $3.6 million for the three months ended March 31, 2000. The increase in overall cost of goods sold between 2000 and 2001 is due primarily to lower production volumes through our manufacturing operations resulting in higher unit costs and increased inventory reserves. Cost of sales consists of material, labor and overhead costs, inventory reserves, as well as depreciation on generators placed with customers for their use with our disposable products.

 Gross profit

        Gross profit decreased to $8.8 million, or 69% of sales, for the three months ended March 31, 2001 from $9.0 million, or 71% of sales, for the three months ended March 31, 2000. The decrease in overall gross profit is attributable to sales growing at a slower pace than unit manufacturing costs and inventory reserves.

 Research and development expenses

        Research and development expenses increased 8% to $1.4 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. The increases are related to the addition of headcount and office space for increased development efforts on next-generation spine devices and advanced arthroscopy probes. Research and development expenses consist of costs related to our research and development, regulatory and clinical affairs functions, as well as costs associated with scientific and clinical studies. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

 Sales and marketing expenses

        Sales and marketing expenses increased 11% to $6.7 million for the three months ended March 31, 2001 from $6.0 million for the three months ended March 31, 2000. Increased expenses were primarily due to greater overall sales and marketing headcount, higher commission expenses relating sales compensation programs and expenses associated with our reimbursement function. Sales and marketing expenses consist primarily of costs for sales, marketing and reimbursement staff, sales commissions, medical conference participation and physician training programs. We anticipate that sales and marketing expenses will increase as we continue to develop our sales and reimbursement support staffs and expand our physician training programs.

 General and administrative expenses

        General and administrative expenses were $973,000 for the three months ended March 31, 2001, a 6% decrease from $1.0 million for the three months ended March 31, 2000. The decrease in expenses during the three months ended March 31, 2001 was primarily due to decreased headcount and lower reserves for bad debt based on our collection experience, partially offset by higher expenses related to being a public company. General and administrative expenses consist primarily of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor related expenses as a public company.

 Stock compensation expense

        Stock compensation expense was $182,000 and $259,000 for the three months ended March 31, 2001 and 2000, respectively. This expense relates principally to options granted to consultants for services rendered. Stock compensation expense is calculated using the Black-Scholes option pricing model, in which the stock price is one of the key variables. The options are valued over their vesting period, and the expense is recognized as the options vest.

 Interest and other income (expense), net

        Net interest and other income was $729,000 for the three months ended March 31, 2001, a change from net interest and other expense of $(153,000) for the three months ended March 31, 2000. Net interest and other income (expense) is comprised primarily of interest earned on funds from the initial public offering proceeds, offset by interest expense on equipment and debt obligations. During 2000, the company used a portion of its initial public offering proceeds to pay down substantially all of its debt balances, thereby decreasing future interest expense.

 Provision for income taxes

        The income tax provision for the three months ended March 31, 2001 and 2000 is based on an estimated effective annual tax rate of 5%. The income tax provision represents primarily current state and federal minimum income taxes after utilization of net operating loss carryforwards.

        As of December 31, 2000 we had net operating loss carryforwards of approximately $29.0 million for federal and $13.0 million for state income tax purposes. We also had research and development credit carryforwards of approximately $400,000 for federal income tax purposes. The income tax provision for the quarter ended March 31, 2001 was $12,000. This amount primarily represents current federal and state minimum income taxes after utilization of net operating loss and research and development credit carryforwards. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized. The net operating loss carryforwards are subject to an annual limitation due to ownership change limitations of the Internal Revenue Service Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

  Liquidity and Capital Resources

     Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2001, compared to net cash used of $629,000 for the three months ended March 31, 2000. Cash provided was primarily related to increases in non-cash depreciation and amortization charges on generators and equipment and decreases in inventories and prepaid expenses, partially offset by decreases in accrued compensation and benefits.

     Net cash used in investing activities was $6.8 million for the three months ended March 31, 2001, compared to $414,000 for the three months ended March 31, 2000. The increase was related to the purchases of available-for-sale investments as we invested the proceeds from our initial public offering.

     Net cash provided by financing activities was $606,000 for the three months ended March 31, 2001, compared to net cash used by financing activities of $273,000 for the three months ended March 31, 2000. The change was due mainly to lower debt repayments in 2001 as we used part of our proceeds from our initial public offering in April 2000 to repay substantially all of our debts.

     As of March 31, 2001, our principal debt and other commitments consisted of $16,000 outstanding under our equipment loans. We expect to increase our capital expenditures consistent with our anticipated growth in generator placements, manufacturing and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

     Our principal source of liquidity at March 31, 2001 consisted of $51.3 million of cash and available-for-sale investments, primarily from our initial public offering which was completed on April 4, 2000. Our offering raised net proceeds of approximately $58.8 million. We believe that our current cash position, along with cash generated from the future sales of products, will be sufficient to meet our operating and capital requirements for the next 18 months. If existing cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that restrict our operations. Any additional funding, if required, may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional funding, if needed, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our results of operations and financial condition.

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

     We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, product development and administrative staff. Although we attained profitability during the first three quarters of 2000 and the first quarter of 2001, we were not profitable in the fourth quarter of 2000. If sales do not continue to grow, we may not be able to achieve or maintain profitability in the future. We incurred losses of $9.7 million in 1999 and generated income of $1.0 million in 2000. As of March 31, 2001, we had an accumulated deficit of approximately $29.4 million.

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

At any time, other companies may develop additional directly competitive products. For example, Radionics Inc., a division of Tyco International, has launched a spine product which we expect to compete directly with the IDET system.

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

     We manufacture medical devices that are used on patients in surgical procedures, and we are thus subject to product liability lawsuits as part of our ordinary course of business. Although we are involved in product liability actions, we do not believe any of these are material to our business or financial condition. We have reported to the FDA instances of burns, probe breakage and nerve inflammation which were related to the use of our arthroscopy products. We have also reported to the FDA instances involving electrical shorts in our SpineCATH catheter which resulted in small burns at the entry point on the skin and instances of SpineCATH catheter breakage. We believe that both the electrical shorts and catheter breakage were related, in the majority of the reported instances, to overmanipulation of the catheter, which caused the catheter to kink. In addition, we have reported instances of infection and motor and nerve impairment related to the IDET procedure. We do not believe that any of these instances were the result of design flaws. In addition, we have emphasized to our physician customers the importance of following the correct protocol during the IDET procedure.

     Any product liability claim brought against us, with or without merit, could result in an increase in our product liability insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. Our insurance policies have various exclusions, and thus we may be subject to a product liability claim for which we have no insurance coverage, in which case we may have to pay the entire amount of any award. Even in the absence of a claim, our insurance rates may rise in the future to a point where we decide not to carry this insurance. Finally, even a meritless or unsuccessful product liability claim would be time consuming and expensive to defend and could result in the diversion of management's attention from our core business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures have not changed significantly from those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filing dated March 23, 2001 for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     From time to time we are a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

     On April 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95815) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of our Common Stock were sold on April 10, 2000 for the account of the Company at a price of $14.00 per share, generating aggregate gross proceeds of $64.4 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Merrill Lynch & Co., J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray. After deducting approximately $4.5 million in underwriting discounts and commissions and $1.1 million in other transaction expenses, the net proceeds of the offering were approximately $58.8 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short term, investment grade, and interest bearing securities. As of March 31, 2001, we had used approximately $10.9 million of the proceeds of the offering to repay debt balances and an additional $9.5 million to purchase capital equipment. We intend to use the proceeds from the offering to expand sales, marketing and reimbursement activities, to develop the Company's product lines, to fund acquisitions or investments and to fund general corporate purposes, including working capital.

     In February 2001, we issued 62,237 shares to one of our lenders upon exercise of a warrant at a purchase price of $4.25 per share. This issuance was deemed exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:


         10.8++ 1999 Stock Plan, as amended, and form of option agreement. 10.9++ 1999 Directors' Stock Option Plan, as amended, and form of option agreement.

         ++  Supercedes previously filed exhibit.

         (b) Reports on Form 8-K: Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ORATEC INTERVENTIONS, INC.


                                        By: /s/ Nancy V. Westcott
                                            -----------------------------------
                                            Nancy V. Westcott
                                            Chief Financial Officer and Vice
                                            President of Administration

Date: May 11, 2001

                                 EXHIBIT INDEX
                                 -------------

     10.8++  1999 Stock Plan, as amended, and form of option agreement.
     10.9++ 1999 Directors' Stock Option Plan, as amended, and form of option agreement.

     ++   Supercedes previously filed exhibit.