Form 10-Q
period 2001-06-30
ORATEC INTERVENTIONS INC
filed 2001-08-13
CIK 1037165

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                       Commission file number 000-26745

================================================================================

                          ORATEC INTERVENTIONS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                    94-3180773
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                Yes [x] No [_]

     As of July 31, 2001, there were 23,076,993 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

PART I.         FINANCIAL INFORMATION                                                       Page
       Item 1.  Financial Statements (unaudited)

                Condensed Balance Sheets - June 30, 2001 and December 31, 2000..........     3

                Condensed Statements of Operations - Three and six months ended
                 June 30, 2001 and 2000.................................................     4

                Condensed Statements of Cash Flows - Six months ended
                 June 30, 2001 and 2000.................................................     5

                Notes to Condensed Financial Statements.................................     6

      Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................     8

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............    18

PART II.        OTHER INFORMATION

      Item 1.   Legal Proceedings.......................................................    18

      Item 2.   Changes in Securities and Use of Proceeds...............................    18

      Item 3.   Defaults Upon Senior Securities.........................................    18

      Item 4.   Submission of Matters to a Vote of Security Holders.....................    18

      Item 5.   Other Information.......................................................    19

      Item 6.   Exhibits and Reports on Form 8-K........................................    19

SIGNATURES..............................................................................    19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          ORATEC INTERVENTIONS, INC.
                           CONDENSED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                              June 30,             December 31,
                                                                                2001                   2000
                                                                             ---------             ------------
Assets                                                                      (unaudited)
Current assets:
   Cash and cash equivalents.......................................           $ 31,161               $ 33,264
   Available-for-sale investments..................................             21,324                 16,683
   Accounts receivable, net........................................              8,520                  8,352
   Inventories.....................................................              5,569                  6,450
   Prepaid expenses................................................                858                  1,537
   Other current assets............................................              1,088                  1,787
                                                                              --------               --------
       Total current assets........................................             68,520                 68,073
Property and equipment, net........................................              9,449                  8,985
                                                                              --------               --------

                                                                              $ 77,969               $ 77,058
                                                                              ========               ========
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable................................................           $  1,503               $  1,175
   Accrued compensation and benefits...............................              2,172                  3,764
   Other accrued liabilities.......................................              1,760                  1,760
   Current portion of equipment financing obligations..............                 10                     22
                                                                              --------               --------
       Total current liabilities...................................              5,445                  6,721

Common stock, $0.001 par value.....................................                 23                     22
Additional paid-in capital.........................................            101,665                100,244
Deferred stock compensation........................................               (185)                  (230)
Receivable from stockholder........................................                (22)                   (49)
Accumulated other comprehensive income.............................                217                      -
Accumulated deficit................................................            (29,174)               (29,650)
                                                                              --------               --------
Stockholders' equity...............................................             72,524                 70,337
                                                                              --------               --------
                                                                              $ 77,969               $ 77,058
                                                                              ========               ========

                            See accompanying notes.

                          ORATEC INTERVENTIONS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)


                                                    Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                                 2001                 2000               2001               2000
                                               --------             --------           --------           --------
Sales................................          $ 12,264             $ 13,563           $ 25,075           $ 26,226
Cost of sales........................             3,864                3,782              7,884              7,428
                                               --------             --------           --------           --------
Gross profit.........................             8,400                9,781             17,191             18,798
Operating expenses:
 Research and development............             1,465                1,486              2,893              2,804
 Sales and marketing.................             6,235                6,196             12,937             12,231
 General and administrative..........             1,068                1,239              2,041              2,274
 Stock compensation (1)..............                31                  661                213                920
                                               --------             --------           --------           --------
Total operating expenses.............             8,799                9,582             18,084             18,229
                                               --------             --------           --------           --------
Income (loss) from operations........              (399)                 199               (893)               569
Interest and other income............               665                  771              1,395                939
Interest and other expense...........                (2)                (303)                (3)              (624)
                                               --------             --------           --------           --------
Income before income taxes...........               264                  667                499                884
Provision for income taxes...........                13                   34                 25                 45
                                               --------             --------           --------           --------
Net income...........................          $    251             $    633           $    474           $    839
                                               ========             ========           ========           ========
Basic net income per share...........          $   0.01             $   0.03           $   0.02           $   0.07
                                               ========             ========           ========           ========
Diluted net income per share.........          $   0.01             $   0.03           $   0.02           $   0.04
                                               ========             ========           ========           ========
Shares used in computing basic net               22,976               21,138             22,823             12,847
 income per share....................
Shares used in computing diluted net             23,519               24,561             23,497             21,717
 income per share....................

(1) Stock compensation expense relates to research and development and sales and marketing expenses as follows:

     Research and development............        $ 31   $ 661   $  95   $ 920
     Sales and marketing.....................      --      --     118      --
                                                 ----   -----   -----   -----
                                                 $ 31   $ 661   $ 213   $ 920
                                                 ====   =====   =====   =====

                            See accompanying notes.

                           ORATEC INTERVENTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                           (In thousands, unaudited)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                     --------------------------
                                                                                       2001              2000
                                                                                     --------         ---------
Operating activities:
Net income.....................................................................      $    474         $     839

Adjustments to reconcile net income to net cash provided by (used) in operating activities:
       Depreciation and amortization...........................................         2,382             1,739
       Compensation expense for options granted to non-employees..................        168               920
       Amortization of stock compensation......................................            45               120
Changes in operating assets and liabilities:
       Accounts receivable.....................................................          (168)           (2,592)
       Inventories.............................................................           881            (1,896)
       Prepaid expenses and other current assets...............................         1,378              (677)
       Accounts payable........................................................           328               235
       Accrued compensation and benefits.......................................        (1,592)             (425)
       Other accrued liabilities...............................................            --               183
                                                                                     --------         ---------
               Net cash provided by (used in) operating activities.............         3,896              (704)
                                                                                     --------         ---------
Investing activities:
Purchases of available-for-sale investments....................................       (11,236)               --
Sales of available-for-sale investments........................................         6,812             2,931
Capital expenditures...........................................................        (2,846)           (5,727)
                                                                                     --------         ---------
               Net cash used in investing activities...........................        (7,270)           (2,796)

Financing activities:
Proceeds from issuance of common stock.........................................         1,256            60,025
Repayment of shareholder receivables...........................................            27                 9
Repayment of notes payable.....................................................            --              (498)
Repayment of bank borrowings...................................................            --            (3,427)
Repayment of equipment financing obligations...................................           (12)           (3,028)
                                                                                     --------         ---------
               Net cash provided by financing activities.......................         1,271            53,081
                                                                                     --------         ---------
Net increase (decrease) in cash and cash equivalents...........................        (2,103)           49,581
Cash and cash equivalents at beginning of period...............................        33,264             5,943
                                                                                     --------         ---------
Cash and cash equivalents at end of period.....................................      $ 31,161         $  55,524
                                                                                     ========         =========

Supplemental disclosure of cash flow information:
         Cash payments for interest............................................      $      3         $     609
                                                                                     ========         =========

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

     The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                                           Three months ended        Six months ended
                                                                June 30,                 June 30,

                                                            2001         2000         2001        2000
                                                           ------       ------       ------      ------
Net income............................................   $   251      $   633      $   474     $   839
                                                         =======      =======      =======     =======
Shares used in the calculation:
Weighted-average common shares outstanding
 used to compute basic net income per share..........     22,976       21,138       22,823      12,847
Weighted-average effect of dilutive securities:
 Options.............................................        523        2,567          653       2,567
 Warrants............................................         20          192           21         192
 Redeemable convertible preferred shares..............        --          664           --       6,111
                                                         -------      -------      -------     -------
Weighted-average shares used to compute diluted
 net income per share.................................    23,519       24,561       23,497      21,717
                                                         =======      =======      =======     =======
Net income per share:
Basic.................................................   $  0.01      $  0.03      $  0.02     $  0.07
                                                         =======      =======      =======     =======
Diluted...............................................   $  0.01      $  0.03      $  0.02     $  0.04
                                                         =======      =======      =======     =======

     The Company issued 4,600,000 shares of common stock at the close of its initial public offering on April 10, 2000. At that time, all outstanding convertible preferred stock converted to common stock.

3.   Comprehensive Income:

     The components of comprehensive income for the three and six month periods ended June 30, 2001 and 2000 are as follows (in thousands):

                                                     Three months ended         Six months ended
                                                          June 30,                  June 30,
                                                     2001          2000         2001         2000
                                                    ------        ------       ------       ------
Net income........................................  $ 251         $ 633        $ 474        $ 839
Unrealized gain (loss) on available-for-sale
investments.......................................    (19)           --          217           --
                                                    -----         -----        -----        -----
                                                    $ 232         $ 633        $ 691        $ 839
                                                    =====         =====        =====        =====

4.   Balance Sheet Detail (in thousands):

                                                                       June 30,      December 31,
                                                                       --------      ------------
                                                                         2001            2000
                                                                         ----            ----
     Inventory:
         Raw materials..............................................    $2,261          $2,573
         Work-in-process............................................       114             189
         Finished goods.............................................     2,405           3,094
         Generators held for sale...................................       789             594
                                                                        ------          ------

     Total..........................................................    $5,569          $6,450
                                                                        ======          ======

     Other accrued liabilities:
         Accrued professional fees..................................    $  483          $  584
         Dealer commissions.........................................       423             349
         Clinical and development costs.............................       387             281
         Other..........                                                   467             546
                                                                        ------          ------

     Total..........................................................    $1,760          $1,760
                                                                        ======          ======

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

     In June 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141"), which eliminates the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company believes the adoption of SFAS 141 will not have a material impact on the Company's financial statements.

     In June 2001, the FASB issued Statement No. 142 "Goodwill and Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with methods of periodic evaluation of goodwill for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 142 will not have a material impact on the Company's financial statements.

6.   Segment Information:

     ORATEC's spine and arthroscopy product sales are as follows (in thousands):

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                      ------------------         ----------------
                                                      2001          2000         2001        2000
                                                     ------        ------       ------      ------
      Spine................................        $ 5,506       $ 7,286      $11,694     $14,045
      Arthroscopy..........................          6,758         6,277       13,381      12,181
                                                   -------       -------      -------     -------
                                                   $12,264       $13,563      $25,075     $26,226
                                                   =======       =======      =======     =======

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

     All of our revenues are generated from sales of our spine and arthroscopy products. For the six months ended June 30, 2001, 95% of our total sales were derived from our disposable spine catheters and arthroscopy probes and 5% was derived from sales of generators and accessories. During the six months ended June 30, 2001, we produced a profit of $474,000 compared to a profit of $839,000 for the six months ended June 30, 2000. Our profitability is attributable to both sales and interest earned on proceeds from our initial public offering in April 2000. At June 30, 2001 we had an accumulated deficit of $29.2 million.

     For the six months ended June 30, 2001, only 2% of our sales was derived from markets outside the U.S., and we do not expect international sales to increase significantly in the near future. In international markets, we rely exclusively on third party distributors. Our gross margins on sales through international third party distributors are less than our gross margins on U.S. sales as a result of price discounts. We have limited or no control over the sales efforts of these third party distributors.

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

Results of Operations

 Sales

     Arthroscopy sales increased 8% to $6.8 million in the three months ended June 30, 2001 from $6.3 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, arthroscopy sales increased 10% to $13.4 million compared to $12.2 million for the same period ended June 30, 2000. Arthroscopy sales have increased due to the continuing market acceptance of our Vulcan arthroscopy system and new product introductions, leading to greater account penetration, increased probe utilization rates, and a higher number of active customers. Sales decreased in our spine business to $5.5 million for the three months ended June 30, 2001 from $7.3 million for the three months ended June 30, 2000, or 24%. For the six months ended June 30, 2001, spine sales decreased to $11.7 million compared to $14.0 million for the same period ended June 30, 2000. The decrease is due to lower unit shipments to customers who continue to experience difficulty obtaining reimbursement from payors for the IDET procedure. The unit decline was partially offset by an increase in the list price of the SpineCATH catheter and increases in the number of generators placed in hospitals and clinics. Sales overall decreased 10% to $12.3 million for the three months ended June 30, 2001 from $13.6 million for the three months ended June 30, 2000 and 4% to $25.1 million for the six months ended June 30, 2001, compared to $26.2 million for the same period ended June 30, 2000.

 Cost of sales

     Cost of sales increased to $3.9 million for the three months ended June 30, 2001, a 2% increase from $3.8 million for the three months ended June 30, 2000. Cost of sales increased 6% for the six months ended June 30, 2001, or $7.9 million, compared to $7.4 million for the same period ended June 30, 2000. The increase in overall cost of goods sold between 2000 and 2001 is due primarily to lower production volumes through our manufacturing operations resulting in higher unit costs and increased inventory reserves. Cost of sales consists of material, labor and overhead costs, inventory reserves, as well as depreciation on generators placed with customers for their use with our disposable products.

 Gross profit

     Gross profit decreased to $8.4 million, or 69% of sales, for the three months ended June 30, 2001 from $9.8 million, or 72% of sales, for the three months ended June 30, 2000. For the six months ended June 30, 2001, gross profit decreased to $17.2 million, a 9% decline from $18.8 million for the same period ended June 30, 2000. The decreases in gross profit are attributable to a decline in sales and higher manufacturing costs.

 Research and development expenses

     Research and development expenses were stable at $1.5 million for the three months ended June 30, 2001 and for the three months ended June 30, 2000. Research and development expenses for the six months ended June 30, 2001 were $2.9 million, a 3% increase from $2.8 million for the same period ended June 30, 2000. The changes are related to the addition of headcount and office space for increased development efforts on next-generation spine devices and advanced arthroscopy probes, partially offset by discretionary expense management. Research and development expenses consist of costs related to our research and development, regulatory and clinical affairs functions, as well as costs associated with scientific and clinical studies. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will continue to increase in the future.

 Sales and marketing expenses

     Sales and marketing expenses were also stable at $6.2 million for the three months ended June 30, 2001 and for the three months ended June 30, 2000. Sales and marketing expenses increased 6% for the six months ended June 30, 2001 to $12.9 million, compared to $12.2 million for the same period ended June 30, 2000. Increased expenses were primarily due to higher commission expenses relating to sales compensation programs and expenses associated with our reimbursement function, offset partially by a higher level of discretionary expense management. Sales and marketing expenses consist primarily of costs for sales, marketing and reimbursement staff, sales commissions, medical conference participation and physician training programs. We anticipate that sales and marketing expenses will increase as we continue to develop our sales and reimbursement support staffs and expand our physician training programs.

 General and administrative expenses

     General and administrative expenses were $1.1 million for the three months ended June 30, 2001, a 14% decrease from $1.2 million for the three months ended June 30, 2000. General and administrative expenses for the six months ended June 30, 2001 decreased 10% to $2.0 million from $2.3 million for the same period ended June 30, 2000. The decrease in expenses was primarily due to decreased headcount and lower reserves for bad debt based on our collection experience, partially offset by higher expenses related to being a public company. General and administrative expenses consist primarily of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand our patent portfolio and incur reporting and investor related expenses as a public company.

 Stock compensation expense

     Stock compensation expense was $31,000 and $661,000 for the three months ended June 30, 2001 and 2000, respectively. Stock compensation expense for the six months ended June 30, 2001 was $213,000, compared to $920,000 for the same period ended June 30, 2000. This expense relates principally to options granted to consultants for services rendered. Stock compensation expense is calculated using the Black-Scholes option pricing model, in which the stock price is one of the key variables. The options are valued over their vesting period, and the expense is recognized as the options vest. The decrease in stock compensation expense is due primarily to options becoming fully vested.

 Interest and other income (expense), net

     Net interest and other income was $663,000 for the three months ended June 30, 2001, compared to $468,000 for the three months ended June 30, 2000. Net interest and other income for the six months ended June 30, 2001 increased to $1.4 million, compared to $315,000 for the six months ended June 30, 2000. Net interest and other income (expense) is comprised primarily of interest earned on funds from the initial public offering proceeds, offset by interest expense on equipment and debt obligations. During 2000, the company used a portion of its initial public offering proceeds to pay down substantially all of its debt balances, thereby decreasing future interest expense.

 Provision for income taxes

     The income tax provision for the three and six months ended June 30, 2001 and 2000 is based on an estimated effective annual tax rate of 5%. The income tax provision represents primarily current state and federal minimum income taxes after utilization of net operating loss carryforwards.

     As of December 31, 2000 we had net operating loss carryforwards of approximately $29.0 million for federal and $13.0 million for state income tax purposes. We also had research and development credit carryforwards of approximately $400,000 for federal income tax purposes. The income tax provision for the quarter ended June 30, 2001 was $13,000 and $25,000 for the six months ended June 30, 2001. This amount primarily represents current federal and state minimum income taxes after utilization of net operating loss and research and development credit carryforwards. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized. The net operating loss carryforwards are subject to an annual limitation due to ownership change limitations of the Internal Revenue Service Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

 Liquidity and Capital Resources

     Net cash provided by operating activities was $3.9 million for the six months ended June 30, 2001, compared to net cash used of $704,000 for the six months ended June 30, 2000. Non-cash items for the six months ended June 30, 2001 relate primarily to depreciation and amortization charges on generators and equipment of $2.4 million. Cash provided by operating activities for the six months ended June 30, 2001 was primarily related to decreases in inventories and prepaid expenses and other current assets, partially offset by decreases in accrued compensation and benefits.

     Net cash used in investing activities was $7.3 million for the six months ended June 30, 2001, compared to $2.8 million for the six months ended June 30, 2000. The increase was related to the purchases of available-for-sale investments as we invested the proceeds from our initial public offering.

     Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2001, compared to $53.1 million for the six months ended June 30, 2000. The change was due mainly to the cash received from the initial public offering on April 10, 2000, and subsequent stock sales that provided $60.0 million in cash proceeds in the six months ended June 30, 2000. In addition, lower debt repayments were made in 2001 as we used part of our proceeds from our initial public offering in April 2000 to repay substantially all of our debts.

     As of June 30, 2001, our principal debt and other commitments consisted of $10,000 outstanding under our equipment loans. We expect to increase our capital expenditures consistent with our anticipated growth in generator placements, manufacturing and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

     Our principal source of liquidity at June 30, 2001 consisted of $52.5 million of cash and available-for-sale investments, primarily from our initial public offering. Our offering raised net proceeds of approximately $58.8 million. We believe that our current cash position, along with cash generated from the future sales of products, will be sufficient to meet our operating and capital requirements for the next 18 months. If existing cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that restrict our operations. Any additional funding, if required, may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional funding, if needed, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our results of operations and financial condition.

 Factors That May Affect Future Results

Because several large insurance companies have refused to reimburse health care providers for our procedures, physicians, hospitals and other health care providers may be reluctant to use our products and sales may decline.

     Physicians, hospitals and other health care providers are unlikely to purchase our products if they do not receive reimbursement from payors for the cost of the procedures using our products. There are payors, including a number of managed care organizations, that have refused to reimburse for the cost of procedures using our spine products until long term peer reviewed clinical data has been published. In addition, even upon the publication of peer reviewed data, payors still may not reimburse for the procedure based on payor criteria. The advent of contracted rates per procedure has also made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. If our customers are unable to receive reimbursement for procedures using our products, we may be unable to meet our revenue goals and may not achieve or sustain profitability.

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

     We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, product development and administrative staff. Although we attained profitability during the first three quarters of 2000 and the first two quarters of 2001, we were not profitable in the fourth quarter of 2000. If sales do not grow, we may not be able to achieve or maintain profitability in the future. We incurred losses of $9.7 million in 1999 and generated income of $1.0 million in 2000. As of June 30, 2001, we had an accumulated deficit of approximately $29.2 million.

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

At any time, other companies may develop additional directly competitive products. For example, Radionics, a division of Tyco International, launched a competing spine product during the second quarter of 2001, and Smith & Nephew launched a competing line of arthroscopy products in July of 2001.

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

     We manufacture medical devices that are used on patients in surgical procedures, and we are thus subject to product liability lawsuits as part of our ordinary course of business. Although we are involved in product liability actions, we do not believe any of these are material to our business or financial condition. We have reported to the FDA instances of burns, probe breakage and nerve inflammation which were related to the use of our arthroscopy products. We have also reported to the FDA instances involving electrical shorts in our SpineCATH catheter which resulted in small burns at the entry point on the skin and instances of SpineCATH catheter breakage. We believe that both the electrical shorts and catheter breakage were related, in the majority of the reported instances, to over manipulation of the catheter, which caused the catheter to kink. In addition, we have reported instances of infection and motor and nerve impairment related to the IDET procedure. We do not believe that any of these instances were the result of design flaws. In addition, we have emphasized to our physician customers the importance of following the correct protocol during the IDET procedure.

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

     We rely on third party distributors, over whom we have limited control, to sell our products in international markets. We have an exclusive agreement with, and are dependent upon, DePuy AcroMed for the marketing and sales of our spine products internationally. We also have exclusive distributor relationships for the sale of our arthroscopy products in foreign countries, including Australia, Belgium, Canada, Italy, Spain and Taiwan.

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

     Our disposable probes and catheters have been cleared by the FDA for single use, but we are aware that from time to time physicians reuse our disposable products. We have strongly advised physicians against reuse of our products.

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

Item 2.   Changes in Securities and Use of Proceeds.

     On April 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95815) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of our Common Stock were sold on April 10, 2000 for the account of the Company at a price of $14.00 per share, generating aggregate gross proceeds of $64.4 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Merrill Lynch & Co., J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray. After deducting approximately $4.5 million in underwriting discounts and commissions and $1.1 million in other transaction expenses, the net proceeds of the offering were approximately $58.8 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short term, investment grade, and interest bearing securities. As of June 30, 2001, we had used approximately $10.9 million of the proceeds of the offering to repay debt balances and an additional $10.9 million to purchase capital equipment. We intend to use the remaining proceeds from the offering to expand sales, marketing and reimbursement activities, to develop the Company's product lines, to fund acquisitions or investments and to fund general corporate purposes, including working capital.

Item 3.   Defaults Upon Senior Securities.  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     On April 23, 2001, the Annual Meeting of Stockholders of ORATEC Interventions, Inc. was held in Menlo Park, California.

     An election of Class I directors was held with the following individuals being elected to our Board of Directors to serve until our annual meeting of stockholders for the year ending December 31, 2004:

          .  Richard M. Ferrari (18,450,357 votes for, 560,117 votes withheld)

          .  Wayne R. Moon (18,450,357 votes for, 560,117 votes withheld)

     Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast, abstentions and broker non-votes with respect to each such matter were as follows:

          . To approve the amendment of the "evergreen" provision of our 1999 Stock Plan to increase the number of shares by which this plan shall be automatically increased on the first day of each year beginning in 2002, 2003, 2004 and 2005 from the lesser of 4% of the outstanding shares of Common Stock on the last day of the immediately preceding year, 1,250,000 shares or such lesser number as determined by our Board of Directors to the lesser of 5.5% of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year, 1,450,000 shares or such lesser number as determined by our Board of Directors (9,650,057 votes in favor, 2,658,302 votes opposed, 20,662 votes abstaining, 6,681,453 broker non-votes).

               . To approve the amendment of our 1999 Directors' Stock Option Plan to increase the number of nonstatutory stock options that can be granted to nonemployee directors (11,816,975 votes in favor, 287,395 votes opposed, 225,252 votes abstaining, 6,680,852 broker non-votes).

               . To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001 (18,991,327 votes in favor, 2,172 votes opposed, 16,966 votes abstaining, 9 broker non-votes).

Item 5.   Other Information.  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits: None
          (b)  Reports on Form 8-K: Not Applicable.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ORATEC INTERVENTIONS, INC.


                                  By:   /s/ Nancy V. Westcott
                                      -------------------------------------
                                        Nancy V. Westcott
                                        Chief Financial Officer and
                                        Vice President of Administration

Date: August 13, 2001