Form 10-Q
period 2001-09-30
ORATEC INTERVENTIONS INC
filed 2001-11-14
CIK 1037165

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[_]     EXCHANGE ACT OF 1934

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

                                     Yes [x] No [_]

         As of October 31, 2001, there were 23,096,824 shares of the registrant's Common Stock outstanding.

                                      INDEX
                                      -----

PART I.           FINANCIAL INFORMATION                                                                 Page

         Item 1.  Financial Statements (unaudited)

                  Condensed Balance Sheets - September 30, 2001 and December 31, 2000..................  3

                  Condensed Statements of Operations - Three and nine months ended
                    September 30, 2001 and 2000........................................................  4

                  Condensed Statements of Cash Flows - Nine months ended
                    September 30, 2001 and 2000........................................................  5

                  Notes to Condensed Financial Statements..............................................  6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................................  9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................... 19

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................................... 20

         Item 2.  Changes in Securities and Use of Proceeds............................................ 20

         Item 3.  Defaults Upon Senior Securities...................................................... 20

         Item 4.  Submission of Matters to a Vote of Security Holders.................................. 20

         Item 5.  Other Information.................................................................... 20

         Item 6.  Exhibits and Reports on Form 8-K..................................................... 20

SIGNATURES............................................................................................. 21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           ORATEC INTERVENTIONS, INC.
                            CONDENSED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                         September 30,      December 31,
                                                                              2001               2000
                                                                         -------------      ------------
Assets                                                                    (unaudited)
Current assets:
     Cash and cash equivalents.......................................     $  31,112          $  33,264
     Available-for-sale investments..................................        20,286             16,683
     Accounts receivable, net........................................         8,310              8,352
     Inventories.....................................................         5,382              6,450
     Prepaid expenses ...............................................           478              1,537
     Other current assets............................................           906              1,787
                                                                          ---------          ---------
              Total current assets...................................        66,474             68,073
Property and equipment, net..........................................         9,064              8,985
Intangible assets....................................................         3,480                  -
Other long term assets...............................................           100                  -
                                                                          ---------          ---------
                                                                          $  79,118          $  77,058
                                                                          =========          =========

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable................................................     $   1,715          $   1,175
     Accrued compensation and benefits...............................         2,442              3,764
     Other accrued liabilities.......................................         2,155              1,760
     Current portion of equipment financing obligations..............             5                 22
                                                                          ---------          ---------
              Total current liabilities..............................         6,317              6,721

Stockholders' equity:
       Common stock, $0.001 par value................................            23                 22
       Additional paid-in capital....................................       101,757            100,244
       Deferred stock compensation...................................          (163)              (230)
       Receivable from stockholder...................................           (29)               (49)
       Accumulated other comprehensive income........................           361                  -
       Accumulated deficit...........................................       (29,148)           (29,650)
                                                                          ---------          ---------
              Total stockholders' equity.............................        72,801             70,337
                                                                          ---------          ---------
                                                                          $  79,118          $  77,058
                                                                          =========          =========

                             See accompanying notes.

                           ORATEC INTERVENTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                          Three months ended                Nine months ended
                                                               September 30,                  September 30,
                                                       --------------------------        ------------------------
                                                          2001             2000             2001           2000
                                                       ---------        ---------        ---------      ---------
Sales............................................      $  11,233        $  11,528        $  36,308      $  37,754
Cost of sales....................................          3,653            3,954           11,537         11,382
                                                       ---------        ---------        ---------      ---------
Gross profit.....................................          7,580            7,574           24,771         26,372
Operating expenses:
     Research and development....................          1,346            1,489            4,239          4,293
     Sales and marketing.........................          5,472            4,979           18,409         17,210
     General and administrative..................          1,285            1,294            3,326          3,568
     Stock compensation (1)......................             38              182              251          1,102
                                                       ---------        ---------        ---------      ---------
Total operating expenses.........................          8,141            7,944           26,225         26,173
                                                       ---------        ---------        ---------      ---------

Income (loss) from operations....................           (561)            (370)          (1,454)           199
Interest and other income........................            592              804            1,986          1,744
Interest and other expense.......................             (2)            (125)              (4)          (750)
                                                       ---------        ---------        ---------      ---------
Income before income taxes.......................             29              309              528          1,193
Provision for income taxes.......................              1               15               26             60
                                                       ---------        ---------        ---------      ---------
Net income.......................................      $      28        $     294        $     502      $   1,133
                                                       =========        =========        =========      =========
Basic net income per share.......................      $    0.00        $    0.01        $    0.02      $    0.07
                                                       =========        =========        =========      =========
Diluted net income per share.....................      $    0.00        $    0.01        $    0.02      $    0.05
                                                       =========        =========        =========      =========

Shares used in computing basic net
income per share.................................         23,080           22,140           22,909         15,944
Shares used in computing diluted net
income per share.................................         23,793           24,776           23,595         22,737


(1)    Stock compensation expense relates to research and development and sales and marketing expenses as follows:

       Research and development..................      $      38        $     182        $     133      $   1,102
       Sales and marketing.......................             --               --              118             --
                                                       ---------        ---------        ---------      ---------
                                                       $      38        $     182        $     251      $   1,102
                                                       =========        =========        =========      =========

                             See accompanying notes.

                           ORATEC INTERVENTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                            (In thousands, unaudited)

                                                                                   Nine months ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                    2001        2000
                                                                                  --------    --------
Operating activities:
Net income ....................................................................   $    502    $  1,133
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
   Depreciation and amortization ..............................................      3,396       2,608
    Compensation expense for options granted to non-employees .................        184       1,035
   Amortization of deferred stock compensation ................................         67          67
Changes in operating assets and liabilities:
     Accounts receivable ......................................................         42      (1,368)
     Inventories ..............................................................      1,068      (2,903)
     Prepaid expenses and other current assets ................................      1,940      (1,229)
     Other long term assets ...................................................       (100)         --
     Accounts payable .........................................................       (392)       (149)
     Accrued compensation and benefits ........................................     (1,322)        617
     Other accrued liabilities ................................................        395          42
                                                                                  --------    --------

               Net cash provided by (used in) operating activities ............      5,780         (27)
                                                                                  --------    --------

Investing activities:
Purchases of available-for-sale investments ...................................    (12,770)         --
Sales of available-for-sale investments .......................................        500          --
Maturities of available-for-sale investments ..................................      9,029       2,931
Purchase of intangible assets .................................................     (2,548)         --
Capital expenditures ..........................................................     (3,475)     (7,100)
                                                                                  --------    --------

               Net cash used in investing activities ..........................     (9,264)     (4,169)

Financing activities:
Proceeds from issuance of common stock ........................................      1,329      60,369
Repayment of stockholder receivable ...........................................         20           9
Repayment of notes payable ....................................................         --      (4,000)
Repayment of bank borrowings ..................................................         --      (3,427)
Repayment of equipment financing obligations ..................................        (17)     (3,438)
                                                                                  --------    --------

               Net cash provided by financing activities ......................      1,332      49,513
                                                                                  --------    --------
Net increase (decrease) in cash and cash equivalents ..........................     (2,152)     45,317
Cash and cash equivalents at beginning of period ..............................     33,264       5,943
                                                                                  --------    --------

Cash and cash equivalents at end of period ....................................   $ 31,112    $ 51,260
                                                                                  ========    ========

Supplemental disclosure of cash flow information:
         Cash payments for interest ...........................................   $      4    $    735
                                                                                  ========    ========

Supplemental disclosure of non-cash investing activities:
         Purchase of intangible assets ........................................   $    932    $     --
                                                                                  ========    ========


                             See accompanying notes

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

2.       Net Income Per Share:

         Basic net income per share is computed using the weighted-average number of shares of stock outstanding during the period. Diluted net income per common share is computed using the weighted average number of common shares, redeemable convertible preferred shares (on an as-converted basis) and common equivalent shares outstanding during the period. Common equivalent shares are computed using the treasury stock method and consist of shares subject to stock options and warrants. Common stock equivalents and redeemable convertible preferred stock are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

         The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                                        Three months ended   Nine months ended
                                                           September 30,       September 30,
                                                         -----------------   -----------------
                                                           2001      2000      2001      2000
                                                         -------   -------   -------   -------
Net income .........................................     $    28   $   294   $   502   $ 1,133
                                                         =======   =======   =======   =======
Shares used in the calculation:
Weighted-average common shares outstanding
   used to compute basic net income per share ......      23,080    22,140    22,909    15,944
Weighted-average effect of dilutive securities:
   Options .........................................         695     2,444       667     2,444
   Warrants ........................................          18       192        19       192
   Redeemable convertible preferred shares .........          --        --        --     4,157
                                                         -------   -------   -------   -------
Weighted-average shares used to compute diluted
    net income per share ...........................      23,793    24,776    23,595    22,737
                                                         =======   =======   =======   =======
Net income per share:
Basic ..............................................     $  0.00   $  0.01   $  0.02   $  0.07
                                                         =======   =======   =======   =======
Diluted ............................................     $  0.00   $  0.01   $  0.02   $  0.05
                                                         =======   =======   =======   =======

         The Company issued 4,600,000 shares of common stock at the close of its initial public offering on April 10, 2000. At that time, all outstanding convertible preferred stock converted to common stock.

3.       Comprehensive Income:

         The components of comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 are as follows (in thousands):

                                                        Three months ended     Nine months ended
                                                          September 30,           September 30,
                                                      ---------------------   -------------------
                                                        2001          2000      2001        2000
                                                      --------      -------   --------   --------
Net income........................................    $     28      $   294   $    502   $  1,133
                                                           144           --        361         --
                                                      --------      -------   --------   --------
Unrealized gain on available-for-sale
investments ......................................    $    172      $   294   $    863   $  1,133
                                                      ========      =======   ========   ========

4.       Balance Sheet Detail (in thousands):

                                                                September 30,        December 31,
                                                                -------------        ------------
                                                                    2001                 2000
                                                                    ----                 ----
         Inventories:
              Raw materials....................................  $    2,205           $    2,573
              Work-in-process..................................          17                  189
              Finished goods...................................       2,432                3,094
              Generators held for sale.........................         728                  594
                                                                 ----------           ----------
         Total.................................................  $    5,382           $    6,450
                                                                 ==========           ==========

         Other accrued liabilities:
              Accrued professional fees........................  $      903           $      584
              Dealer commissions...............................         380                  349
              Clinical and development costs...................         486                  281
              Other............................................         386                  546
                                                                 ----------           ----------
         Total.................................................  $    2,155           $    1,760
                                                                 ==========           ==========

5.       Product Acquisition Costs:

         Product acquisition costs generally relate to intellectual property rights, which at the time of acquisition, are already marketed or are cleared by the FDA for marketing. Product acquisition costs are capitalized and amortized ratably over the estimated life cycle of the products. At the time of the acquisition, the product life cycle is estimated based on the patent life of the product and management's assessment of future sales and profitability of the product. This estimate is assessed regularly during the amortization period, and the asset's value or useful life will be adjusted as required.

         In September 2001, the Company acquired certain assets of Medical Product Specialists ("MPS"), a privately held California corporation, including the MedFlo pain pump and the intellectual property rights, manufacturing and quality systems, and regulatory clearances related to the MedFlo pain pump. The cost of this acquisition was capitalized as intangible assets and will be amortized ratably over the estimated life of 15 years.

         In connection with this acquisition, the Company entered into a manufacturing agreement with MPS under which MPS will supply the Company with the MedFlo pain pumps for a minimum two year period.

6.       Recent Accounting Pronouncements:

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

         In June 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141"), which eliminates the pooling-of-interests method of accounting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001. Adoption of SFAS 141 did not have a material impact on the Company's financial statements.

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Intangible Assets" ("SFAS 142"), which establishes new standards for goodwill amortization, which will be replaced with the periodic evaluation of goodwill for impairment. SFAS 142 is effective for fiscal years after December 15, 2001. The Company believes that the adoption of SFAS 142 will not have a material impact on the Company's financial statements.

         In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supercedes previous guidance on, accounting and reporting for impairment and disposal of long lived assets. SFAS 144 sets new criteria for the classification of assets held for sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial statements.

7.       Segment Information:

         ORATEC's spine and arthroscopy product sales are as follows (in thousands):

                                            Three months ended      Nine months ended
                                              September 30,            September 30,
                                          --------------------    --------------------
                                            2001        2000         2001       2000
                                            ----        ----         ----       ----
      Spine ...........................   $  4,797    $  5,724    $ 16,491    $ 19,766

      Arthroscopy......................      6,436       5,804      19,817      17,988
                                          --------    --------    --------    --------
                                          $ 11,233    $ 11,528    $ 36,308    $ 37,754
                                          ========    ========    ========    ========

8.       Litigation

         The Company is currently involved in a patent lawsuit relating to a complaint filed on August 15, 2001 against Radionics, Inc. The Company added Tyco Healthcare Group LP ("Tyco") as a defendant on August 22, 2001. The parties remaining in the proceeding are Tyco and the Company. The factual basis underlying the dispute is the Company's claim that the sale by Tyco of one of its spine products uses a procedure that infringes two of the Company's patents. On September 21, 2001, Tyco filed an answer and affirmative defenses to the Company's complaint denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Tyco is not infringing the Company's patents and that the Company's asserted patents are invalid and are unenforceable. In addition, Tyco asserted that the Company's marketed spine treatment procedure infringes a patent allegedly exclusively licensed to Tyco. At the present time, this matter is in its preliminary stages and no trial date has been set. The Company believes that its claims and defenses have merit, but cannot be certain as to the potential outcome. In addition to this patent dispute, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and are subject to risks and uncertainties, which could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

         All of our revenues are generated from sales of our spine and arthroscopy products. For the nine months ended September 30, 2001, 95% of our total sales were derived from our disposable spine catheters and arthroscopy probes and 5% was derived from sales of generators and accessories. During the nine months ended September 30, 2001, we produced a profit of $502,000 compared to a profit of $1.1 million for the nine months ended September 30, 2000. Our profitability is attributable to both sales and interest earned on proceeds from our initial public offering in April 2000. At September 30, 2001 we had an accumulated deficit of $29.1 million.

         For the nine months ended September 30, 2001, only 2% of our sales were derived from markets outside the U.S., and we do not expect international sales to increase significantly in the near future. In international markets, we rely exclusively on third party distributors. Our gross margins on sales through international third party distributors are less than our gross margins on U.S. sales as a result of price discounts. We have limited or no control over the sales efforts of these third party distributors.

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

         In September 2001, we acquired certain assets of Medical Product Specialists, including the MedFlo pain pump and the intellectual property rights, manufacturing and quality systems and regulatory clearances related to the MedFlo pain pump. The MedFlo pain pump is an elastomeric infusion device that delivers a controlled flow of pain medication directly to a surgical wound site through a multiport catheter. We plan to initially sell the MedFlo pain pump for use in arthroscopic procedures to treat postoperative pain and expect to launch the product late in the fourth quarter of 2001. We expect the MedFlo pain pump to help support our sales and earnings growth in 2002 and beyond, and to result in a small operating expense investment in the fourth quarter of 2001. We are in the process of reviewing clinical applications for the MedFlo pain pump related to spine surgery. We have entered into an agreement with Medical Product Specialists that requires their continued manufacture of the MedFlo pain pump for us for a minimum two year period.

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

         We continue to experience difficulty in the area of payor reimbursement. Several large insurance companies have refused to reimburse for procedures using our spine products. We have experienced declines in sales of our spine products as a result of the failure of insurance companies to reimburse our customers for procedures using our products. If our customers continue to experience difficulty in receiving reimbursement, they may refuse to use our products and we may continue to experience a decline in our spine revenues.

         The medical device market is litigious, and in the ordinary course of business we will become a party to product liability proceedings, as well as patent infringement lawsuits as we defend our patent rights. For example, on August 15, 2001, we filed a complaint against Radionics, Inc., which alleges that a Radionics spine product infringes certain of our patents. On August 22, 2001 we added Tyco Healthcare Group LP to the complaint. The costs of this and other such lawsuits may be material and could affect our earnings and financial position. An adverse outcome in a patent lawsuit could require us to cease sales of affected products or to pay royalties, which could harm our results of operations.

         Our future growth depends on expanding our current markets and finding new high growth markets in which we can leverage our core technologies of applying thermal energy to treat soft tissue disorders. To the extent any current or additional markets do not materialize in accordance with our expectations, our sales could be lower than expected.

Results of Operations

   Sales

         Arthroscopy sales increased 11% to $6.4 million in the three months ended September 30, 2001 from $5.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, arthroscopy sales increased 10% to $19.8 million compared to $18.0 million for the same period ended September 30, 2000. Arthroscopy sales have increased due to the continuing market acceptance of our Vulcan arthroscopy system and new product introductions, leading to greater account penetration, increased probe utilization rates, and a higher number of active customers. Sales decreased in our spine business to $4.8 million for the three months ended September 30, 2001 from $5.7 million for the three months ended September 30, 2000, or 16%. For the nine months ended September 30, 2001, spine sales decreased to $16.5 million compared to $19.8 million for the same period ended September 30, 2000, or 17%. The decrease is due to lower unit shipments to customers who continue to experience difficulty obtaining reimbursement from payors for the IDET procedure. The unit decline was partially offset by an increase in the list price of the SpineCATH catheter and increases in the number of generators in use at hospitals and clinics. Sales overall decreased 3% to $11.2 million for the three months ended September 30, 2001 from $11.5 million for the three months ended September 30, 2000 and 4% to $36.3 million for the nine months ended September 30, 2001, compared to $37.8 million for the same period ended September 30, 2000.

   Cost of sales

         Cost of sales decreased to $3.7 million for the three months ended September 30, 2001, an 8% decrease from $4.0 million for the three months ended September 30, 2000, due primarily to a decrease in expenses and inventory reserves related to lower inventory levels. Cost of sales increased 1% for the nine months ended September 30, 2001, to $11.5 million, compared to $11.4 million for the same period ended September 30, 2000. The increase in cost of goods sold between the nine month periods was due primarily to lower production volumes in our manufacturing operations resulting in higher unit costs and increased inventory reserves related to new product introductions. Cost of sales consists of material, labor and overhead costs, inventory reserves, as well as depreciation on arthroscopy generators placed with customers for their use with our disposable products.

   Gross profit

         Gross profit remained consistent at $7.6 million, or 67% of sales, for the three months ended September 30, 2001, and $7.6 million, or 66% of sales, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, gross profit decreased to $24.8 million, or 68% of sales, a 6% decline from $26.4 million, or 70% of sales, for the same period ended September 30, 2000. The decrease in gross profit was attributable to a decline in sales and lower production volumes.

   Research and development expenses

         Research and development expenses decreased 10% to $1.3 million for the three months ended September 30, 2001 compared to $1.5 million for the three months ended September 30, 2000. Research and development expenses for the nine months ended September 30, 2001 were $4.2 million, a 1% decrease from $4.3 million for the same period ended September 30, 2000. The changes are related to the increased costs associated with office space for increased development efforts related to our next-generation spine devices and advanced arthroscopy probes, more than offset by discretionary expense management. Research and development expenses consist of costs related to our research and development, regulatory and clinical affairs functions, as well as costs associated with scientific and clinical studies. We expect to continue to make substantial investments in research and development and anticipate that research and development expenses will increase in the future.

   Sales and marketing expenses

         Sales and marketing expenses increased 10% to $5.5 million for the three months ended September 30, 2001 compared to $5.0 million for the three months ended September 30, 2000. Sales and marketing expenses increased 7% for the nine months ended September 30, 2001 to $18.4 million, compared to $17.2 million for the same period ended September 30, 2000. Increased expenses were due primarily to higher commission expenses relating to sales compensation programs. Sales and marketing expenses consist primarily of costs for sales, marketing and reimbursement staff, sales commissions, medical conference participation and physician training programs. We anticipate that sales and marketing expenses will increase as we continue to develop our sales and reimbursement support staffs.

   General and administrative expenses

         General and administrative expenses remained consistent at $1.3 million for the three months ended September 30, 2001 and for the three months ended September 30, 2000. General and administrative expenses for the nine months ended September 30, 2001 decreased 7% to $3.3 million from $3.6 million for the same period ended September 30, 2000. The decrease in expenses was due primarily to decreased headcount and lower reserves for bad debt based on our collection experience, partially offset by higher expenses related to being a public company and patent litigation expenses. General and administrative expenses consist primarily of personnel costs, professional service fees, expenses related to intellectual property rights and general corporate expenses. We expect general and administrative expenses to increase in the future as we add personnel, continue to expand and protect our patent portfolio and incur reporting and investor related expenses as a public company.

   Stock compensation expense

         Stock compensation expense was $38,000 and $182,000 for the three months ended September 30, 2001 and 2000, respectively. Stock compensation expense for the nine months ended September 30, 2001 was $251,000, compared to $1.1 million for the same period ended September 30, 2000. This expense relates principally to amortization of deferred stock compensation and stock compensation related to options granted to consultants for services rendered. Stock compensation expense for consultant options is calculated using the Black-Scholes option pricing model, in which the stock price is one of the key variables. The options are revalued over their vesting period, and the expense is recognized as the options vest. The decrease in stock compensation expense is due primarily to these consultant options becoming fully vested.

   Interest and other income (expense), net

         Net interest and other income was $590,000 for the three months ended September 30, 2001, compared to $679,000 for the three months ended September 30, 2000. Net interest and other income for the nine months ended September 30, 2001 increased to $2.0 million, compared to $994,000 for the nine months ended September 30, 2000. Net interest and other income (expense) is comprised primarily of interest earned on funds from the initial public offering proceeds, offset by interest expense on equipment and debt obligations. During 2000, we used a portion of our initial public offering proceeds to pay down substantially all of our debt balances, thereby decreasing current and future interest expense.

   Provision for income taxes

         The income tax provision for the three and nine months ended September 30, 2001 and 2000 is based on an estimated effective annual tax rate of 5%. The income tax provision was $1,000 for the quarter ended September 30, 2001 and $26,000 for the nine months ended September 30, 2001. The income tax provision represents primarily current state and federal minimum income taxes after utilization of net operating loss and research and development credit carryforwards.

         As of December 31, 2000, we had net operating loss carryforwards of approximately $29.0 million for federal and $13.0 million for state income tax purposes. We also had research and development credit carryforwards of approximately $400,000 for federal income tax purposes. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2020, if not utilized. The net operating loss carryforwards are subject to an annual limitation due to ownership change limitations of the Internal Revenue Service Code of 1986. The annual limitation may result in the expiration of the net operating losses before utilization.

   Liquidity and Capital Resources

         Net cash provided by operating activities was $5.8 million for the nine months ended September 30, 2001, compared to net cash used of $27,000 for the nine months ended September 30, 2000. Non-cash items for the nine months ended September 30, 2001 relate primarily to depreciation and amortization charges on arthroscopy generators and equipment. Cash provided by operating activities for the nine months ended September 30, 2001 was related primarily to decreases in inventories, prepaid expenses and other current assets, partially offset by decreases in accrued compensation and benefits and accounts payable.

         Net cash used in investing activities was $9.3 million for the nine months ended September 30, 2001, compared to $4.2 million for the nine months ended September 30, 2000. The increase was related to the purchases of available-for-sale investments as we invested the proceeds from our initial public offering, the purchase of intangible assets, and capital expenditures.

         Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2001, compared to $49.5 million for the nine months ended September 30, 2000. The decrease was due mainly to the cash received from the initial public offering on April 10, 2000, and subsequent stock sales from stock option exercises that provided $60.4 million in cash proceeds in the nine months ended September 30, 2000, offset by debt repayments made in 2000.

         As of September 30, 2001, our principal debt and other commitments consisted of $5,000 outstanding under our equipment loans. We expect to increase our capital expenditures consistent with our anticipated growth in generator placements, manufacturing and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

         Our principal source of liquidity at September 30, 2001 consisted of $51.4 million of cash and available-for-sale investments, primarily from our initial public offering. Our offering raised net proceeds of approximately $58.8 million. We believe that our current cash position, along with cash generated from the future sales of products, will be sufficient to meet our operating and capital requirements for at least the next 18 months. If existing cash and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to holders of common stock, and could contain covenants that restrict our operations. Any additional funding, if required, may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional funding, if needed, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our results of operations and financial condition.

   Factors That May Affect Future Results

Because several large insurance companies continue to refuse to reimburse health care providers for our procedures, physicians, hospitals and other health care providers may be reluctant to use our products and spine sales may continue to decline.

         We continue to experience difficulty in the area of payor reimbursement. Physicians, hospitals and other health care providers are unlikely to purchase our products if they do not receive reimbursement from payors for the cost of the procedures using our products. There are payors, including a number of managed care organizations, that have refused to reimburse for the cost of procedures using our spine products until long term peer reviewed clinical data has been published. In addition, even upon the publication of peer reviewed data, payors still may not reimburse for the procedure based on payor criteria. The advent of contracted rates per procedure has also made it difficult to receive reimbursement for disposable products, even if the use of these products improves clinical outcomes. If our customers are unable to receive reimbursement for procedures using our products, we may be unable to meet our revenue goals and may not achieve or sustain profitability.

If physicians do not support the use of our products, we may not achieve future sales growth.

         Our product sales have been mainly to a group of early adopting physicians who are receptive to minimally invasive techniques. Other physicians may not purchase our products until there is long term clinical evidence to convince them to alter their existing treatment methods and recommendations from prominent physicians that our products are effective in treating spine and joint disorders. In addition, physicians tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third party reimbursement. If we fail to gain further physician support for our products, we may not achieve expected revenues and may not achieve or sustain profitability.

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

         We anticipate that our operating expenses will increase substantially in absolute dollars for the foreseeable future as we expand our sales and marketing, manufacturing, product development and administrative staff. Although we attained profitability during the first three quarters of 2000 and were modestly profitable in the first three quarters of 2001, we were not profitable in the fourth quarter of 2000. If sales do not grow, we may not be able to achieve or maintain profitability in the future. We incurred losses of $9.7 million in 1999 and generated income of $1.0 million in 2000. As of September 30, 2001, we had an accumulated deficit of approximately $29.1 million.

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

         At any time, other companies may develop additional directly competitive products. For example, Radionics Inc., a division of Tyco, launched a competing spine product during the second quarter of 2001, and Smith & Nephew launched a competing line of arthroscopy products in July of 2001.

Litigation related to patent rights could result in significant expenses and if we were unable to prevail, we could be prevented from selling our products and our business could suffer.

         On August 15, 2001, we filed a complaint against Radionics, Inc., and on August 22, 2001, we added Tyco alleging that methods used in conjunction with a spine product currently being sold by Tyco infringes two of our patents. Our complaint seeks damages against Tyco for its sale of the Radionics RF Disc Catheter Electrode System and permanent injunctive relief enjoining Tyco from further infringement of our patents. On September 21, 2001 Tyco filed an answer and affirmative defenses to our complaint, denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Tyco is not infringing our patents and that our two asserted patents are invalid and unenforceable. In addition, Tyco asserted a counterclaim against us alleging that the spine treatment procedures marketed by us infringe a patent exclusively licensed to Tyco. We believe that our patents are valid, that the sale of the RF Disc Catheter Electrode System by Tyco infringes our patents and that we have meritorious defenses to the counterclaims made by Tyco.

         Our dispute with Tyco and other potential future litigation could have a negative impact on our ability to achieve or maintain profitability. We expect the Tyco lawsuit and any other patent disputes in which we become involved to significantly divert the attention of our management team and to represent a significant cost to us until a final determination on such claims is made. If we do not prevail in our suit against Tyco or in other potential lawsuits, we could be required to pay damages and could be prohibited from selling certain of our products unless we were able to obtain a license. A license may not be available or if available may be on terms unacceptable to us, or we may not be successful in any attempt to redesign our products to avoid any infringement. Modification of our products or development of new products could require us to conduct additional clinical trials for these new or modified products and to revise our filings with the FDA, which is time consuming and expensive.

         There is a substantial amount of litigation over patent and other intellectual property rights in the medical device industry generally, and in the spine and arthroscopy market segments particularly. Whether a product or procedure infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products or procedures may infringe. There could also be existing patents that one or more of our products or procedures may inadvertently be infringing of which we are unaware. As the number of competitors in the markets for minimally invasive treatment of spine and joint disorders grows, the possibility of a patent infringement claim against us increases.

         We are aware of the existence of patents held by other competitors in the spine and arthroscopy markets, which could result in a patent lawsuit against us. However, following a review of those patents with outside experts, we believe they are invalid or that if valid, we do not infringe. In the event that we are subject to patent infringement lawsuits and if the relevant patent claims are upheld as valid and enforceable, we believe we have defenses based on noninfringement. If we are incorrect and our products or procedures are found to infringe a valid patent, we could be prevented from selling our products or marketing our procedures unless we can obtain a license or are able to redesign the product or procedure to avoid infringement. If we are unable to sell our products and market our procedures, our business would suffer.

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

            . dependence on outside agencies, over which we have limited, or no, control.

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

         As part of our business strategy, we expect to review acquisition prospects that we believe would be advantageous to the development of our business. For example, during the third quarter we purchased certain assets of Medical Product Specialists. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

            . issue equity securities that would dilute existing stockholders' percentage ownership;

            .  incur substantial debt;

            .  assume contingent liabilities; or

            . take substantial charges in connection with potential goodwill impairment and amortization of other intangible assets.

Acquisitions may also entail numerous risks, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Our market risk disclosures have not changed significantly from those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filing dated March 23, 2001 for the year ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         On August 15, 2001 we filed a complaint against Radionics, Inc., and added Tyco on August 22, 2001. This patent dispute is currently pending in the United States District Court, District of Delaware. The parties remaining in the proceeding are Tyco and ORATEC. The factual basis underlying the dispute is our claim that the sale by Tyco of one of its spine products uses a procedure that infringes two of our patents. On September 21, 2001, Tyco filed an answer and affirmative defenses to our complaint denying certain of the allegations in the complaint and asserting a counterclaim requesting declaratory relief that Tyco is not infringing our patents and that our asserted patents are invalid and are unenforceable. In addition, Tyco asserted that our marketed spine treatment procedure infringes a patent allegedly exclusively licensed to Tyco. Our complaint seeks unspecified monetary damages against Tyco for its sale of its spine product utilizing our patented methods, as well as permanent injunctive relief enjoining Tyco from further infringement of our patents. At the present time, this matter is in its preliminary stages and no trial date has been set. In addition to this patent dispute, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 2.  Changes in Securities and Use of Proceeds.

         On April 4, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-95815) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of our Common Stock were sold on April 10, 2000 for the account of the Company at a price of $14.00 per share, generating aggregate gross proceeds of $64.4 million before payment of underwriting discounts and commissions and transaction expenses. The managing underwriters were Merrill Lynch & Co., J.P. Morgan & Co. and U.S. Bancorp Piper Jaffray. After deducting approximately $4.5 million in underwriting discounts and commissions and $1.1 million in other transaction expenses, the net proceeds of the offering were approximately $58.8 million. None of the payments for underwriting discounts and commissions and other transaction expenses represented direct or indirect payments to directors, officers or other affiliates of the Company. The net proceeds of the offering have been invested in short term, investment grade, and interest bearing securities. As of September 30, 2001, we had used approximately $10.9 million of the proceeds of the offering to repay debt balances, $11.5 million to purchase capital equipment, and an additional $2.6 million to fund acquisitions. We intend to use the remaining proceeds from the offering to expand sales, marketing and reimbursement activities, to develop the Company's product lines, to fund acquisitions or investments and to fund general corporate purposes, including working capital.

         In August 2001, we issued 4,607 shares to one of our lenders upon exercise of a warrant at a purchase price of $3.00 per share. This issuance was deemed exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

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

                                           ORATEC INTERVENTIONS, INC.


                                           By:  /s/ Nancy V. Westcott
                                                --------------------------------
                                                Nancy V. Westcott
                                                Chief Financial Officer and
                                                Vice President of Administration

Date: November 14, 2001